Form 10-K
period 2006-03-31
DynCorp International Inc
filed 2006-06-29
CIK 1338916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32869

DYNCORP INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	01-0824791
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8445 Freeport Parkway, Suite 400, Irving, Texas 75063
(817) 302-1460
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.       Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 5, 2006, based on the $12.49 per share closing price for the registrant’s common stock on the New York Stock Exchange on June 5, 2006, was approximately $312.3 million.

As of June 5, 2006, the registrant had 57,000,000 shares of its Class A common stock outstanding.

Documents Incorporated by Reference

None.

DYNCORP INTERNATIONAL INC.
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

Our Company

In this Annual Report, unless the context requires otherwise, references to “we,” “our,” “the Company,” “us” or “DynCorp International” refer to DynCorp International Inc. and its consolidated subsidiaries. We refer to our subsidiary, DynCorp International LLC and its subsidiaries, as our “operating company.” All references in this Annual Report to fiscal years made in connection with our financial statements or operating results refer to the fiscal year ended on the Friday closest to March 31st of such year. For example, “fiscal 2004” refers to our fiscal year ended April 2, 2004.

We provide specialized mission-critical outsourced technical services to civilian and military government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations, and aviation services and operations. We also provide logistics support for all our services. Our predecessors have provided services to numerous U.S. government departments and agencies since 1951. Our operating company was a separate subsidiary of Computer Sciences Corporation from March 2003 until February 2005. On February 11, 2005, Computer Sciences Corporation and DynCorp (a wholly owned subsidiary of Computer Sciences Corporation) sold DynCorp International LLC (a wholly owned subsidiary of DynCorp) to DynCorp International Inc., a newly formed entity controlled by The Veritas Capital Fund II, L.P. and its affiliates. We refer to The Veritas Capital Fund II, L.P. and its affiliates in this Annual Report as “Veritas Capital.” The Company has no operations independent of DynCorp International LLC.

On May 9, 2006, we consummated an Equity Offering of 25,000,000 shares of our Class A common stock, par value $0.01 per share, at a price of $15.00 per share (the “Equity Offering”). The gross proceeds from the Equity Offering of $375.0 million, together with cash on hand, were used: (i) to redeem all of our outstanding preferred stock, of which $222.8 million in stated amount, including accrued and unpaid dividends thereon, was outstanding as of May 9, 2006; (ii) to pay a special Class B distribution in the amount of $100.0 million to the holder of the Company’s common stock, DIV Holding LLC; (iii) to redeem $28.0 million of our senior subordinated notes on June 8, 2006; (iv) to pay prepayment penalties of $8.4 million as of May 9, 2006, $5.7 million of which represented prepayment penalties on our preferred stock and $2.7 million of which represented prepayment penalties on our senior subordinated notes; and (v) to pay transaction expenses of approximately $35.0 million, including an underwriters’ commission of $22.5 million, a fee of $5.0 million to Veritas Capital Management II, L.L.C. and $7.5 million of miscellaneous fees and expenses related to the Equity Offering.

Our Services

We provide government technical services and outsourced solutions to our customers. Our primary services are provided through our two core operating segments, International Technical Services and Field Technical Services.

Our International Technical Services operating segment offers the following services:

•        Law Enforcement Training. Our services in this area include international policing and police training, judicial support, immigration support and base operations.

•        International Narcotics Eradication. Our services include drug eradication and interdiction, host nation pilot and crew training.

•        Contingency Services. We provide peace-keeping support, humanitarian relief, de-mining, worldwide contingency planning, warehousing and heavy equipment inspections. We believe we have the ability to provide these services on a rapid response basis.

•        Logistics Support Services. We offer procurement, parts tracking, inventory and equipment maintenance, property control, data entry and mobile repair services. We believe that we are able to support the deployment of personnel and equipment on short notice.

•        Security Services. Our services include security for diplomats, personal protection, security system design, installation and operations and cultural training. Using a database of approximately 3,000 qualified individuals, as of March 31, 2006, we have the ability to recruit and assemble large security contingents on short notice.

•        Military Facility Operations. We provide facility and equipment maintenance and control, civil, electrical, environmental and mechanical engineering, custodial and administrative services.

•        Infrastructure Development. Our services include infrastructure engineering and construction management.

•        Marine Services. Our services include ship logistics, range ship maintenance, communications services and oil spill response fleet operations. We provide these services for both government agencies and commercial customers.

•        Security Technology. Our services include installation, maintenance and upgrades of physical and software access control points and servers and development of security software, smart cards and biometrics for use by government agencies and commercial customers.

Our Field Technical Services operating segment offers the following services:

•        Aviation Services and Operations. Our aviation services and operations include aircraft fleet maintenance, depot augmentation, aftermarket logistics support, aircrew services and training, ground equipment maintenance and modifications, quality control, Federal Aviation Administration certification, facilities and operations support, aircraft scheduling and flight planning and the provisioning of pilots, test pilots and flight crews. Services are provided from both main base locations and forward operating locations.

•        Aviation Engineering. Our technicians design, manufacture and install aircraft modification programs for a broad range of weapons systems and, as of March 31, 2006, more than 70 engine types, updating entire fleets to mission-readiness status. We provide services such as engineering design, kit manufacturing and installation, field installations, configuration management, avionics upgrades, cockpit and fuselage redesign and technical data, drawings and manual revisions.

•        Aviation Ground Equipment Support. Our services in this area include ground equipment support, maintenance and overhaul, modifications and upgrades, corrosion control, engine rebuilding, hydraulic and load testing and serviceability inspections. We provide these services worldwide and offer both short- and long-duration field teams. As of March 31, 2006, we employed over 850 mechanics, technicians and support personnel who perform depot level overhaul of ground support equipment for U.S. Navy and U.S. Coast Guard programs and provide depot level ground support equipment support at 20 worldwide locations.

•        Ground Vehicle Maintenance. Our ground vehicle maintenance services include vehicle maintenance, overhaul and corrosion control and scheduling and work flow management. We perform maintenance and overhaul on wheeled and tracked vehicles for the U.S. Army and U.S. Marine Corps, in support of their pre-positioning programs. We also provide overall program management, logistics support, tear down and inspection of equipment cycled off of prepositioned ships.

The 2005 Acquisition

On December 12, 2004, together with The Veritas Capital Fund II, L.P., we entered into a purchase agreement with Computer Sciences Corporation and DynCorp whereby we agreed to acquire DynCorp International LLC, then a wholly owned subsidiary of DynCorp and Computer Sciences Corporation (the “2005 Acquisition”). We assigned our rights to acquire DynCorp International LLC to a subsidiary we formed, DI Finance LLC. Immediately after the consummation of the 2005 Acquisition on February 11, 2005, DI Finance LLC was merged with and into DynCorp International LLC. DynCorp International LLC survived the merger and is now our wholly owned subsidiary. We changed our name from DI Acquisition Corp. to DynCorp International Inc. on February 11, 2005, the day we acquired DynCorp International LLC. In this section, Computer Sciences Corporation and DynCorp are referred to as the “sellers.”

Closing Price and Purchase Price Adjustments

The purchase price for the 2005 Acquisition was $937.0 million after giving effect to a net working capital adjustment in favor of Computer Sciences Corporation in the amount of $65.55 million and $6.1 million of accumulated dividends in connection with the preferred stock issued for satisfaction of the working capital adjustment. Of the $937.0 million purchase price, $775.0 million was paid in cash, $140.6 million was paid to Computer Sciences Corporation in the form of our preferred equity, $6.1 million represented accumulated dividends on the preferred stock issued in connection with the working capital adjustment and the remaining amounts were attributable to transaction expenses.

In addition to the issuance of preferred stock to Computer Sciences Corporation and the additional preferred stock equity investment discussed above, the 2005 Acquisition was funded by:

•       borrowings under our senior secured credit facility, consisting of a $345.0 million term loan, and a $90.0 million revolving credit facility, as amended, which was drawn down $20.0 million at closing;

•       the senior subordinated notes of $320.0 million offered by our operating company; and

•       a common equity investment in our Company of $86.0 million by Veritas Capital and $14.0 million by The Northwestern Mutual Life Insurance Company.

See notes to the consolidated financial statements elsewhere in this Annual Report for a discussion of the senior secured credit facility and the senior subordinated notes.

Purchase Agreement

General.   The purchase agreement contained customary representations, warranties, covenants and indemnities by, and for the benefit of, The Veritas Capital Fund II, L.P. and the sellers.

Indemnification.   Sellers’ obligation, which is joint and several, to indemnify the Company and The Veritas Capital Fund II, L.P. for breaches of representations and warranties generally survived until 180 days after the closing of the 2005 Acquisition, except for representations and warranties relating to certain corporate representations and broker representations, which will survive until the applicable statute of limitations, and tax representations that did not survive closing except for the representation relating to our Company’s status as a disregarded entity, which will survive for three years following the closing of the 2005 Acquisition. The sellers’ obligations to indemnify DynCorp International and its affiliates (including after the closing of the 2005 Acquisition) and our obligation, subject to certain exceptions, to indemnify the sellers are subject to a $5.0 million deductible, and each individual claim must be at least $50,000 per individual claim. The aggregate indemnification obligations are generally threshold capped at $50.0 million in the aggregate, subject to certain exceptions.

The purchase agreement also provides that the sellers will indemnify us without regard to any time limitation, but subject to the above cap, for any losses incurred in connection with the Arias litigation, a class action lawsuit seeking $100.0 million filed on September 11, 2001. Upon closing of the 2005 Acquisition, the sellers and our Company entered into a joint defense agreement pursuant to which both parties will assume joint defense of the litigation. See “Legal Proceedings—Pending Litigation and Claims” for additional information regarding the Arias litigation.

Under the purchase agreement, the sellers agreed to remit to the Company any amounts actually received by sellers (less related fees) with respect to potential Texas sales tax refunds relating to any contracts that have been assigned by the sellers to our Company or any subsidiaries thereof.

Additional Covenants.   The purchase agreement includes customary covenants by the sellers to maintain certain proprietary information about the buyer and its affiliates confidential, by the sellers and certain of their affiliates not to compete with our Company and our affiliates with respect to any of our existing contracts for a period of two years, and both parties not to solicit for employment or hire certain of our employees for a period of three years after the closing of the 2005 Acquisition.

Under the purchase agreement, the sellers granted to our Company an exclusive, perpetual, irrevocable, worldwide, royalty-free and fully paid-up license to use the “Dyn International” and “DynCorp International” names in connection with aviation services, security services, technical services and marine services.

Contract Types

Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. Our contracts typically are awarded for an estimated dollar value based on the forecast of the work to be performed under the contract over its maximum life. In addition, we have historically received additional revenues through increases in program scope beyond that of the original contract. These contract modifications typically consist of “over and above” requests derived from changing customer requirements. The government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a government contract, the contract is recompeted to the extent that the service is still required.

Contracts between our operating company and the U.S. government or the government’s prime contractor (to the extent that we are a subcontractor) generally contain standard provisions for termination at the convenience of the government or the prime contractor or for default. Government contracts generally also contain provisions that allow the U.S. government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

Many government contracts are indefinite delivery, indefinite quantity contracts, which are often awarded to multiple contractors. An indefinite delivery, indefinite quantity contract does not represent a firm order for services. Our Civilian Police and Contract Field Teams programs are examples of indefinite delivery, indefinite quantity contracts. In fiscal 2005 and 2006, 56.3% and 58.9% of our revenues, respectively, were attributable to indefinite delivery, indefinite quantity contracts. When a customer wishes to order services under an indefinite delivery, indefinite quantity contract, the customer issues a task order. Requests for proposal are often submitted to all of the contract awardees, and task orders are typically awarded under a best-value approach. However, many indefinite delivery, indefinite quantity contracts permit the customer to direct work to a particular contractor. In some instances, the contractor may identify specific projects and propose to perform the service for a customer covered by the indefinite delivery, indefinite quantity contract, although the customer is not obligated to order the services. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Explanation of Reporting Periods and Basis of Presentation.”

Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these is described generally below.

•       Fixed-Price Contracts. In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Fixed-price contracts can include a firm fixed price covering multiple service elements and/or a fixed-price covering individual service elements.

•       Time-and-Materials Contracts. In a time-and-materials contract, we operate under fixed per-hour or per-day labor rates and receive reimbursement for allowable direct and indirect costs. Time-and-materials contracts generally have shorter billing and collection terms than other contract types.

•       Cost-Reimbursement Contracts. We are reimbursed for allowable incurred costs, plus a fixed fee or an award fee. In addition, under some cost-reimbursement contracts, we may receive additional award fees or incentive fees based upon various objective and subjective criteria, such as aircraft mission capability rates and meeting cost targets.

We believe that our profitability will continue to improve as we anticipate that our customers will continue to shift away from cost-reimbursement to time-and-materials contracts and fixed-price contracts. We base our belief on recent trends in our revenues, the nature of the contracts on which we are bidding and the pricing structure in fixed-price and time-and-materials contracts.

Our historical contract mix by type for the last three fiscal years, as a percentage of revenue, is indicated in the table below.

	Fiscal Year
Contract Type	2004	2005	2006
Fixed-Price	24%	27%	34%
Time-and-Materials	32	39	38
Cost-Reimbursement	44	34	28
	100%	100%	100%

Many of our contracts involve subcontracts with other companies, which we rely upon to perform all or a portion of the services we are required to provide to our customers. Often we enter into subcontract arrangements in order to meet government requirements that certain categories of services be awarded to small businesses. We use subcontractors primarily for non-core functions such as construction and catering. For fiscal 2004, 2005 and 2006, we paid our subcontractors approximately $95.4 million, $174.9 million and $229.0 million, respectively.

Principal Customers and Contracts

Our principal customers are U.S. government agencies, including the Department of Defense and Department of State. Over the last decade, we have expanded our customer base to include foreign governments and commercial customers, such as EarthTech, Fluor, the Kuwaiti Air Force, Lucent, Parsons, the Royal Saudi Air Force and Washington Group International. During fiscal 2004, 2005 and 2006, we derived substantially all of our revenues from contracts and subcontracts with the U.S. government and its agencies, Department of Defense and Department of State and their respective agencies. Contracts with agencies of the Department of Defense represented approximately 63%, 49% and 44% of our revenues for fiscal 2004, 2005 and 2006, respectively, and contracts with agencies of the Department of State represented approximately 29%, 49% and 53%, respectively, of our revenues over the same period. For fiscal 2006, we derived 3% of our revenue from contracts directly with foreign governments or with commercial customers. For fiscal 2005 and 2006, Contract Field Teams, Civilian Police and International Narcotics and Law Enforcement contracts accounted for 18.0%, 27.4% and 8.1% and 17.2%, 32.1% and 11.9% of our revenues, respectively. For a discussion of the risk of government contracts, see “Risk Factors—We rely on sales to U.S. government entities. A loss of contracts with the U.S. government, a failure to obtain new contracts or a reduction of sales under existing contracts could adversely affect our operating performance and our ability to generate cash flow to fund our operations.”

For fiscal 2005 and 2006, approximately 5.9% and 1.9% of our revenues, respectively, were derived from services that we provided as a subcontractor.

Key International Technical Services Contracts

Civilian Police.   The most significant contract of our International Technical Services operating segment is our Civilian Police contract, awarded to us by the Department of State in February 2004. Our Civilian Police contract has an estimated value of $1.75 billion over the five-year term of this program, through February 2009. Through the Civilian Police program, we have deployed civilian police officers from the United States to 12 countries to train and offer logistics support to the local police and assist them with infrastructure reconstruction. Our first significant deployment of civilian police personnel began in the Balkans in 1996, where our predecessors helped train local police and provided support during the height of the conflict. We remained in the region through 2004. In addition, we have been awarded multiple task orders under the Civilian Police program, including assignments in Iraq, Afghanistan and Haiti.

International Narcotics Eradication and Law Enforcement.   In May of 2005, the Department of State awarded us a new contract in support of the International Narcotics and Law Enforcement Air-Wing program to aid in the eradication of illegal drug operations. We are the sole awardee of this contract, which has an estimated value of $643 million for the first three years of this ten-year contract through May 2015. This program has been ongoing since 1991 in cooperation with multiple Latin American countries, and we recently commenced a similar program in Afghanistan.

War Reserve Material.   Through our War Reserve Material program, we provide management of the U.S. Air Force Southwest Asia War Reserve Material Prepositioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait and two locations in the United States, Albany, Georgia and Shaw Air Force base, South Carolina. We store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the Global War on Terror. During Operation Enduring Freedom and Operation Iraqi Freedom, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The War Reserve Material program continues to partner with the United States Central Command Air Force in the development of new and innovative approaches to asset management.

The following table sets forth certain information for our principal International Technical Services contracts, including the respective estimated values of the current contracts as of March 31, 2006:

Contract	Principal Customer	Initial/Current Award Date	Recompete Date	Estimated Contract Value(1)
Civilian Police Program	Department of State	Feb. 1994/Feb. 2004	February 2009	$1.75 billion	(2)
International Narcotics and Law Enforcement	Department of State	Jan. 1991/May 2005	October 2015	$643 million	(3)
War Reserve Material	U.S. Air Force	May 2000	December 2006	$493 million
Forward Operating Locations	U.S. Air Force	March 2002	December 2006	$141 million
Qatar Security	U.S. Army	Aug. 1997/Feb. 2003	September 2007	$92 million
Sudan	Department of State	May 2001	Not Applicable	$27 million	(2)
Worldwide Personal Protective Services	Department of State	April 1998/June 2005	June 2010	$2 million	(4)(2)

(1)             For more information on estimated contract value, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Estimated Contract Value.”

(2)             These contracts are indefinite delivery, indefinite quantity contracts. For more information about indefinite delivery, indefinite quantity contracts, see “—Contract Types.” Also, for a discussion of how we define estimated remaining contract value for indefinite delivery, indefinite quantity contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Estimated Remaining Contract Value.”

(3)             Estimated contract value is for the first three years of this ten-year contract through May 2015.

(4)             Estimated contract value is for the priced, program management portion of the contract only. Potential task orders are not included in this estimated contract value.

Key Field Technical Services Contracts

Contract Field Teams.   Contract Field Teams is the most significant program in our Field Technical Services operating segment. Our Company and its predecessors have provided this service for over 54 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. Services under a Contract Field Teams contract generally include providing mission support to aircraft and weapons systems in addition to depot-level repair. The principal customer for our Contract Field Teams program is the Department of Defense. Our Contract Field Teams contract is up for recompetition in September 2007. This contract has a $2.09 billion estimated value over a ten-year term through September 2007.

Life Cycle Contractor Support.   This Field Technical Services program consists of contracts with both the U.S. Army and the U.S. Navy. Under the Life Cycle Contractor Support-Army contracts, our Company provides aircraft maintenance and logistics for 165 C-12/RC-12 and 27 UC-35 aircraft, as well as services for a major avionics suite upgrade of 39 aircraft for Global Air Traffic Management compliance. Under our Life Cycle Contractor Support-Navy contracts, our Company and its predecessors provide aircraft maintenance and logistics for the U.S. Navy’s 6 UC-35 aircraft. We entered into the Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts in August 2000 and the Global Air Traffic Management portion of our Army contract in March 2003. The Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts are up for recompetition in January 2010. These contracts have estimated values of $911 million and $33 million for Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy, respectively.

Attack Helicopter-1/Utility Helicopter-1 (“AH-1/UH-1”).   The AH-1/UH-1 program provides worldwide helicopter support to foreign governments that have acquired AH-1 and UH-1 helicopters. Services include program management, sustaining engineering, training, maintenance and refurbishment, logistics and material management. The U.S. Army is our principal customer for this program. We entered into our AH-1/UH-1 contract in March 2004 and the contract is up for recompetition in March 2014. This contract has a $406 million estimated value.

Andrews Air Force Base.   Under the Andrews Air Force Base contract, our Company performs aircraft maintenance and base supply functions, including full backshop support, organizational level maintenance, fleet fuel services and supply, launch and recovery and FAA repair services. Our principal customer under this contract is the U.S. Air Force. We entered into this contract in January 2001 and it is up for recompetition in December 2011. This contract has a $324 million estimated value.

The following table sets forth certain information for our principal Field Technical Services contracts, including the respective estimated values of the current contracts as of March 31, 2006:

Contract	Principal Customer	Initial/Current Award Date	Recompete Date	Estimated Contract Value(1)
Contract Field Teams	Department of Defense	Oct. 1951/Oct. 1997	September 2007	$2.09 billion	(2)
Life Cycle Contractor Support	U.S. Army and U.S. Navy	August 2000	January 2010	$944 million
AH-1/UH-1	U.S. Army/FMS	March 2004	March 2014	$406 million	(2)
Andrews Air Force Base	U.S. Air Force	January 2001	December 2011	$324 million
Columbus Air Force Base	U.S. Air Force	Oct. 1998/July 2005	September 2012	$245 million
Army Prepositioned Stocks Afloat	U.S. Army	February 1999	February 2009	$217 million
Holloman Air Force Base	U.S. Air Force	September 1999	September 2006	$101 million
Eglin Air Force Base	U.S. Air Force	November 2002	November 2010	$77 million
F/A-18	Kuwaiti Air Force(3)	Sept. 1997/Dec. 2005	December 2010	$70 million
California Department of Forestry	State of California	January 2002	June 2007	$65 million

(1)    For more information on estimated contract value, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Estimated Contract Value.”

(2)    These contracts are indefinite delivery, indefinite quantity contracts. For more information about indefinite delivery, indefinite quantity contracts, see “—Contract Types.”  Also, for a discussion of how we define estimated remaining contract value for indefinite delivery, indefinite quantity contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Estimated Remaining Contract Value.”

(3)    Reflects end users under the contract rather than the contract party.

Backlog

Backlog consists of orders and options under our contracts. We define backlog as the estimated value of contract modifications received from customers that have not been recognized as revenue. Our backlog consists of funded and unfunded backlog. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services less actual revenue recorded as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised contract options. Anticipated revenues from indefinite delivery, indefinite quantity contracts are not included in unfunded backlog. Backlog is only a measure of funded contract values and unfunded contract options, less any revenue recognized to that point. Backlog does not take into account any expenses associated with contractual performance and converting backlog into revenue would not reflect net income associated with the contracts. Most of our U.S. government contracts allow the customer, in its sole discretion, the option to extend the period of performance of a contract for a period of one or more years. Historically, it has been our experience that the customer has exercised contract options. See “Risk Factors—Our U.S. government contracts may be terminated by the U.S. government at any time prior to their completion and contain other unfavorable provisions, which could lead to unexpected loss of revenues and reduction in backlog.”

Our backlog is spread over a diverse mix of activities, services and platforms. In addition, contracts and task orders awarded thereunder are with different agencies within the U.S. government.

The following table sets forth our approximate contracted backlog (dollars in millions) as of the dates indicated:

	April 2, 2004	April 1, 2005	March 31, 2006
Funded Backlog	$991	$1,140	$1,024
Unfunded Backlog	1,173	900	1,617
Total Backlog	$2,164	$2,040	$2,641

Regulatory Matters

Contracts with the U.S. government are subject to certain regulatory requirements. Under U.S. government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes and calculation of contract reimbursement rates under cost-reimbursement contracts. The U.S. government also regulates the methods by which allowable costs may be allocated under U.S. government contracts.

Our government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. government to negotiate the contract effectively. In addition, the U.S. government may perform a pre-award audit to determine our capability to perform under a contract. During the performance of a contract, the U.S. government may have the right to examine our costs incurred in the contract, including any labor charges, material purchases and overhead charges. Upon a contract’s completion, the U.S. government performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal. The government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act, which are proposals in excess of $550,000, to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

The Defense Contract Audit Agency performs these audits on behalf of the U.S. government. The Defense Contract Audit Agency also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. The Defense Contract Audit Agency has the right to perform audits on our incurred costs on all contracts on a yearly basis. We have Defense Contract Audit Agency auditors on site to monitor our billing and back office operations. An adverse finding under a Defense Contract Audit Agency audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the Defense Contract Audit Agency results in disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs. All of our contract incurred costs for U.S. government contracts completed through March 28, 2003 have been audited and approved by the Defense Contract Audit Agency, and audits are continuing on such costs for subsequent periods. See “Risk Factors—A negative audit or other actions by the U.S. government could adversely affect our operating performance.”

At any given time, many of our contracts are under review by the Defense Contract Audit Agency and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance. An audit report we received in August 2005 issued by the Defense Contract Audit Agency on our Air-Wing Contract to the Department of State in June 2005 reached the conclusion that we had incorrectly included certain cost elements in base pay for purposes of calculating hazard and post-differential pay, resulting in overbilling of $1.8 million. To the extent this matter is decided against us, we will need to refund the disputed amount, and our revenues will be adversely affected.

Sales and Marketing

As of March 31, 2006, we had marketing offices in the following 8 countries: the United Kingdom, Germany, Australia, Afghanistan, Iraq, the United Arab Emirates, Kenya and Italy. We also market through relationships with military and government officials, joint ventures and international trade shows. Personnel profiles range from employees with marketing degrees to retired senior officers from the various U.S. and foreign military branches. Most senior personnel engaged in sales and marketing have long-term operations experience.

Our approach is to establish marketing activities in the area or region that we believe presents the greatest opportunity to grow and develop our business. As of March 31, 2006, we had an organization and presence in Dubai, UAE which we believe, together with our Company and its predecessors’ long-standing presence in the Middle East well-positions us to pursue additional opportunities in that region. We also have an office in Canberra, Australia from which we pursue opportunities in Australia and the Asia-Pacific region, and we have offices in both the United Kingdom and Germany to develop business with the U.K. Ministry of Defense, United States, national and NATO military commands as well as to promote commercial business opportunities. In addition, we have frontline sales and marketing personnel in the United States, Europe-Africa and Asia-Pacific. In each office, to assist us in the regions we serve, we employ personnel who are fluent in both English and the local language, and who are familiar with local culture. We also utilize focus groups to target our services to geographic markets and provide local training to our sales force. In addition, we  market through international trade shows and relationships with senior military and government officials.

Competition

We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Some of our competitors have greater financial and other resources than we do or are better positioned than we are to compete for certain contract opportunities. For example, original equipment manufacturers who also provide aftermarket support services have an advantage in obtaining service contracts for aircraft that they have manufactured, as they frequently have better access to replacement and service parts as well as an existing technical understanding of the platform they have manufactured. In addition, we are at a disadvantage when bidding for contracts put up for recompetition for which we are not the incumbent provider, because incumbent providers frequently are able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.

Competitors of our International Technical Services operating segment include solutions providers who typically compete in one of our International Technical Services business segments. Our three largest competitors for international law enforcement services are Civilian Police International, PAE Government Services, Inc. and Science Applications International Corporation. Our three largest competitors for international logistics and base operations services are ITT Industries, Halliburton and IAP Worldwide Services, Inc. Our two largest competitors in the personnel and physical security business are Blackwater and Triple Canopy.

Competitors of our Field Technical Services operating segment typically are large defense services contractors, who offer services associated with maintenance, training and other activities. The three largest domestic competitors of Field Technical Services are Lockheed Martin Corporation, Sikorsky United Technologies and L-3. The three largest international competitors of Field Technical Services are Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd. and Serco Group Plc.

Intellectual Property

We hold an exclusive, perpetual, irrevocable, worldwide, royalty-free and fully paid up license to use the “Dyn International” and “DynCorp International” names in connection with aviation services, security services, technical services and marine services. We do not own any trademarks or patents and do not believe our business is dependent on trademarks or patents.

Environmental Matters

Our operations include the use, generation and disposal of petroleum products and other hazardous materials. We are subject to various U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We believe that we have been and are in substantial compliance with environmental laws and regulations and that we have no liabilities under environmental requirements that would have a material adverse effect on our business, results of operations or financial condition. We have not incurred, nor do we expect to incur, material costs relating to environmental compliance.

Employees

As of March 31, 2006, we had over 14,400 employees in 33 countries, of which approximately 1,490 were represented by labor unions.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; additional work awarded under the Civilian Police and International Narcotics and Law Enforcement contracts; pursuit of new commercial business in the United States and abroad;  activities of competitors; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the United States; acts of war or terrorist activities; variations in performance of financial markets; estimates of contract values; anticipated revenues from indefinite delivery, indefinite quantity contracts; expected percentages of future revenues represented by fixed-price and time-and-materials contracts; and statements covering our business strategy, those described in “Risk Factors” and other risks detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, together with all of the other information contained in this Form 10-K. The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our financial condition, results of operations or cash flow. Any of the following risks could materially and adversely affect our financial condition or results of operations.

We rely on sales to U.S. government entities. A loss of contracts with the U.S. government, a failure to obtain new contracts or a reduction of sales under existing contracts could adversely affect our operating performance and our ability to generate cash flow to fund our operations.

For fiscal 2005 and 2006, the Contract Field Teams, Civilian Police and International Narcotics and Law Enforcement contracts accounted for 18.0%, 27.4% and 8.1%, and 17.2%, 32.1% and 11.9% of our revenues, respectively. The loss of any one of these contracts would significantly and adversely affect our future revenues and earnings. We derived substantially all of our revenues from contracts and subcontracts with the U.S. government and its agencies, primarily the Department of Defense and the Department of State. Contracts with agencies of the Department of Defense represented 63%, 49% and 44% of our revenues for fiscal 2004, 2005 and 2006, respectively, and contracts with agencies of the Department of State represented 29%, 49% and 53% of our revenues over the same respective periods. The remainder of our revenues represent commercial contracts and direct contracts with foreign governments. We expect that U.S. government contracts, particularly with the Department of Defense and the Department of State, will continue to be our primary source of revenue for the foreseeable future. Continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the Department of Defense and the Department of State. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. Among the factors that could impact U.S. government spending and that would reduce our federal government contracting business are:

•       a significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the Department of Defense or the Department of State, in particular;

•       changes, delays or cancellations of U.S. government programs or requirements;

•       the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•       U.S. government shutdowns or other delays in the government appropriations process;

•       curtailment of the U.S. government’s outsourcing of services to private contractors;

•       changes in the political climate, including with regard to the funding or operation of the services we provide; and

•       general economic conditions.

These or other factors could cause U.S. government agencies to reduce their purchases under our contracts, to exercise their right to terminate our contracts in whole or in part, to issue temporary stop-work orders under, or decline to exercise options to renew, our contracts. The loss or significant curtailment of our material government contracts, or our failure to renew or enter into new contracts could adversely affect our operating performance and lead to an unexpected loss of revenue.

Our U.S. government contracts may be terminated by the U.S. government at any time prior to their completion and contain other unfavorable provisions, which could lead to unexpected loss of revenues and reduction in backlog.

Under the terms of our contracts, the U.S. government may unilaterally:

•       terminate or modify existing contracts;

•       reduce the value of existing contracts through partial termination;

•       delay the payment of our invoices by government payment offices;

•       audit our contract-related costs and fees; and

•       suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations.

The U.S. government can terminate or modify any of its contracts with us either for its convenience or if we default by failing to perform under the terms of the applicable contract. A termination arising out of our default could expose us to liability and adversely affect our operating performance and lead to an unexpected loss of revenue.

Our government contracts typically have an initial term of one year with multiple option periods, exercisable at the discretion of the government at previously negotiated prices. The government is not obligated to exercise any option under a contract. Furthermore, the government is required to compete all programs and, therefore, may not automatically renew a contract. In addition, at the time of completion of any of our government contracts, the contract is required to be recompeted if the government still requires the services covered by the contract.

If the U.S. government terminates and/or materially modifies any of our contracts or if option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenues and would likely adversely affect our earnings, which would have a material adverse effect on our financial condition and results of operations.

Our U.S. government contracts are subject to competitive bidding, both upon initial issuance and recompetition. If we are unable to successfully compete in the bidding process or if we fail to receive renewal, it could adversely affect our operating performance and lead to an unexpected loss of revenue.

Substantially all of our U.S. government contracts are awarded through a competitive bidding process, including upon renewal, and we expect that this will continue to be the case. There often is significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:

•       we must expend substantial funds and time to prepare bids and proposals for contracts;

•       we may be unable to estimate accurately the resources and costs that will be required to fund any contract we win, which could result in substantial cost overruns; and

•       we may encounter expense and delay if our competitors protest or challenge awards of contracts to us, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in termination, reduction or modification of the awarded contract.

The government contracts for which we compete typically have multiple option periods, and if we fail to win a contract or a task order, we generally will be unable to compete again for that contract for several years. For example, we recently lost four task orders for which we competed under our Worldwide Personal Protective Services program in Israel, Haiti, Afghanistan and Baghdad. If we fail to win new contracts or to receive renewal contracts upon recompetition, it may result in additional costs and expenses and possible loss of revenue, and we will not have an opportunity to compete for these opportunities again until the current task orders expire.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our operating performance.

Certain regions in which we operate are highly unstable. Insurgency activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. For fiscal 2005 and 2006, respectively, revenues generated on a combined basis from our operations in Iraq and Afghanistan contributed 36.9% and 38.5% of our revenues. Insurgents in Iraq and Afghanistan have targeted installations where we have personnel and have contributed to instability in these countries. This could impair our ability to attract and deploy personnel to perform services in either or both locations. In addition, we have been required to increase compensation to our personnel as an incentive to deploy them to these regions. To date, we have been able to recover this added cost under the contracts, but there is no guarantee that future increases, if required, will be able to be passed onto our customers through our contracts. To the extent that we are unable to pass through such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. We also may have difficulty obtaining insurance to cover our liabilities in these regions and for third-party general liability. We have been able to obtain insurance to cover our liabilities; however, this could change or premiums may become prohibitively expensive. In addition, increased insurgency activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services using military personnel. Furthermore, in extreme circumstances, the U.S. government may decide to terminate all U.S. government activities including our operations under U.S. government contracts in a particular location, country or region and to withdraw all military personnel.

This could adversely affect our operating performance and may result in additional costs and expenses and loss of revenue.

Our indefinite delivery, indefinite quantity contracts are not firm orders for services, and we may never receive revenues from these contracts, which could adversely affect our operating performance.

Many of our government contracts are indefinite delivery, indefinite quantity contracts, which are often awarded to multiple contractors. Award of an indefinite delivery, indefinite quantity contract does not represent firm orders for services. Generally, under an indefinite delivery, indefinite quantity contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under an indefinite delivery, indefinite quantity contract, the customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best-value approach. However, many contracts also permit the government customer to direct work to a specific contractor. Our Civilian Police and Contract Field Team programs are performed under indefinite delivery, indefinite quantity contracts. We may not win new task orders under these contracts for various reasons such as failing to rapidly deploy personnel or high prices, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. In fiscal 2005 and 2006, 56.3% and 58.9% of our revenues, respectively, were attributable to indefinite delivery, indefinite quantity contracts.

Our cost of performing under time-and-materials and fixed-price contracts may exceed our revenues which would result in a recorded loss on the contracts.

Our government contract services have three distinct pricing structures: cost-reimbursement, time-and-materials and fixed-price levels of effort, representing approximately 34%, 39% and 27% of our revenues, respectively, for fiscal 2005, and approximately 28%, 38% and 34% of our revenues, respectively, for fiscal 2006. With cost-reimbursement contracts, so long as actual costs incurred are within the contract ceiling and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated fixed fee and, in some cases, an incentive-based award fee. We assume financial risk on time-and-materials and fixed-price contracts, because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly/daily rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. Also, we assume the risk of damage or loss to government property and we are responsible for third-party claims under fixed-price contracts. We believe that our profitability will continue to improve as we anticipate that our customers will continue to shift away from cost- reimbursement to time-and-materials contracts and fixed-price contracts. We base our belief on recent trends in our revenues, the nature of the contracts on which we are bidding and the pricing structure in fixed-price and time-and-materials contracts. As of March 31, 2006, seven of our 44 active contracts contained incentive-based pricing terms. These contracts comprised 19.7% and 15.3% of our revenues, respectively, for fiscal 2005 and 2006. The failure to meet contractually defined performance standards may result in a loss of a particular contract or lower-than-anticipated margins. This could adversely affect our operating performance and may result in additional costs and expenses and possible loss of revenue.

A negative audit or other actions by the U.S. government could adversely affect our operating performance.

At any given time, many of our contracts are under review by the Defense Contract Audit Agency and other government agencies. These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The Defense Contract Audit Agency also reviews the adequacy of, and our compliance with, its internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts. For example, an audit report issued by the Defense Contract Audit Agency on our Air-Wing Contract to the Department of State in June 2005 that we received in August 2005 reached the conclusion that we had incorrectly included certain cost elements in base pay for purposes of calculating hazard and post-differential pay, resulting in overbilling of $1.8 million. To the extent this matter is decided against us, we will need to refund the disputed amount and our revenues will be adversely affected.

Audits have been completed on our incurred contract costs through March 28, 2003 and are continuing for subsequent periods. We cannot predict the outcome of such audits and what, if any, impact such audits may have on our future operating performance.

We are subject to investigation by the U.S. government, which could result in our inability to receive government contracts and could adversely affect our future operating performance.

As a U.S. government contractor, we must comply with laws and regulations relating to U.S. government contracts that do not apply to a commercial company. From time to time, we are investigated by government agencies with respect to our compliance with these laws and regulations. If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or debarment from doing business with U.S. government agencies. For example, many of the contracts we perform in the United States are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits. If the Department of Labor determines that we violated the Service Contract Act or its implementing regulations, we could be suspended from winning new government contracts or renewals of existing contracts for a period of time, which could adversely affect our future operating performance.

We are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject. In addition, if an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. Furthermore, our reputation could suffer serious harm if allegations of impropriety were made against us. If we were suspended or prohibited from contracting with the U.S. government, or any significant U.S. government agency, if our reputation or relationship with U.S. government agencies was impaired or if the U.S. government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, it could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

An accident or incident involving our employees or third parties could harm our reputation and adversely affect our ability to compete for business and, as a result, adversely affect our operating performance.

We are exposed to liabilities arising out of the services we provide. Such liabilities may relate to an accident or incident involving our employees or third parties, particularly where we are deployed on-site at active military installations or in locations experiencing political or civil unrest, or they may relate to an accident or incident involving aircraft or other equipment we have serviced or used in the course of our business. Any of these types of accidents or incidents could involve significant potential claims of injured employees and other third parties, and claims relating to loss of or damage to government or third-party property. The amount of our insurance coverage may not be adequate to cover those claims or liabilities and we may be forced to bear substantial costs from an accident or incident. Substantial claims in excess of our related insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenue. Moreover, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our government customers, and the public, which could result in us losing existing and future contracts or make it more difficult for us to compete effectively, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

The expiration of our collective bargaining agreements could result in increased operating costs or work disruptions, which could potentially affect our operating performance.

As of March 31, 2006, we had over 14,400 employees located in 33 countries around the world, approximately 7,400 of whom are located inside the United States. Of these employees, approximately 1,490 are represented by labor unions. As of March 31, 2006, we had approximately 62 collective bargaining agreements. These agreements either expired or will expire between March 2006 and December 2008. Although we believe that our relationships with these unions and our employees are satisfactory, there can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Our employees in Bahrain working on the War Reserve Material contract are also represented by a labor union. We have been notified by our work force that they are dissatisfied with their compensation and benefits and that they have voted to strike. We have a strike contingency plan in place that should avoid disruption to our performance of the contract; however, if our plan does not work to our expectations, we would experience a disruption of operations which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Proceedings against us in domestic and foreign courts could result in legal costs and adversely affect our operating performance.

At any given time, we are involved in various claims and lawsuits arising in the ordinary course of business. Actions involving third-party liability claims generally are covered by insurance; however, in the event our insurance coverage is inadequate to cover such claims, we will be forced to bear the costs arising from a judgment. We do not have insurance coverage for adverse employment and breach of contract actions, and we bear all costs associated with such litigation and claims.

As required by generally accepted accounting principles, we estimate material loss contingencies and establish reserves when we assess that liability is deemed probable and reasonably estimable based on the facts and circumstances known to us at a particular point in time, as adjusted by subsequent developments in a particular matter. For a description of our current material legal proceedings, see “Legal Proceedings.”

Competition in our industry could limit our ability to attract and retain customers or employees, which could result in a loss of revenue and/or a reduction in margins, which could adversely affect our operating performance.

We compete with various entities across geographic and business lines. Competitors of our Field Technical Services operating segment are typically large defense services contractors, who offer services associated with maintenance, training and other activities. Competitors of our International Technical Services operating segment are various solution providers who typically compete in any one of our key business segments. We compete on a number of factors, including our broad range of services, geographic reach, mobility and response time.

Some of our competitors have greater financial and other resources than we do or are better positioned than we are to compete for contract opportunities. For example, original equipment manufacturers who also provide aftermarket support services have a distinct advantage in obtaining service contracts for aircraft that they have manufactured, as they frequently have better access to replacement and service parts as well as an existing technical understanding of the platform they have manufactured. In addition, we are at a disadvantage when bidding for contracts put up for recompetition for which we are not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.

In addition to the competition we face in bidding for contracts and task orders, we must also compete to attract the skilled and experienced personnel integral to our continued operation. We hire from a limited pool of potential employees, with military and law enforcement experience, specialized technical skill sets and security clearances as prerequisites for many positions. Our failure to compete effectively for employees or excessive attrition among our skilled personnel could reduce our ability to satisfy our customers’ needs, and increase the costs and time required to perform our contractual obligations. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue. For example, we recently lost four task orders for which we competed under our Worldwide Personal Protective Services program in Israel, Haiti, Afghanistan and Baghdad.

Loss of our skilled personnel, including members of senior management, may have an adverse effect on our operations and/or our operating performance until we find suitable replacements.

Our continued success depends in large part on our ability to recruit and retain the skilled personnel necessary to serve our customers effectively, including personnel with extensive military and law enforcement training and backgrounds. The proper execution of our contract objectives depends upon the availability of quality resources, especially qualified personnel. Given the nature of our business, we have substantial need for personnel who are willing to work overseas, frequently in locations experiencing political or civil unrest, for extended periods of time and often on short notice. We may not be able to meet the need for qualified personnel as such need arises.

In addition, we must comply with provisions in U.S. government contracts that require employment of persons with specified work experience and security clearances. An inability to maintain employees with the required security clearances could have a material adverse effect on our ability to win new business and satisfy our existing contractual obligations, and could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

The loss of services of any of the members of our senior management could adversely affect our business until a suitable replacement can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate or employ such qualified personnel on acceptable terms.

If our subcontractors fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted.

Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. In fiscal 2005 and 2006, we paid our subcontractors $174.9 million and $229.0 million, respectively. These subcontractors generally perform niche or specialty services for which they have more direct experience, such as construction or catering services, or they have local knowledge of the region in which we will be performing and the ability to communicate with local nationals and assist in making arrangements for commencement of performance. Often, we enter into subcontract arrangements in order to meet government requirements to award certain categories of services to small businesses. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Such subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Environmental laws and regulations may subject us to significant costs and liabilities that could adversely affect our operating performance.

We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. In the United States, these laws and regulations include those governing the management and disposal of hazardous substances and wastes and the maintenance of a safe workplace, primarily associated with our aviation services activities, including painting aircraft and handling substances that may qualify as hazardous waste, such as used batteries and petroleum products. In addition to U.S. federal laws and regulations, states and other countries where we do business have numerous environmental, legal and regulatory requirements by which we must abide. We could incur substantial costs, including clean-up costs, as a result of violations of, or liabilities under, environmental laws. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

The requirements of complying with the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 may strain our resources and distract management.

We are subject to the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. Section 404 of the Sarbanes-Oxley Act will require that we maintain, and certify that we have, effective disclosure controls and procedures and internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting and an attestation report of our auditors on our management’s assessment of such internal control. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with these reporting requirements. We might not be able to complete the documentation and management assessment required by Section 404 of the Sarbanes-Oxley Act before it becomes applicable to us. In addition, the effort to prepare for these obligations may divert management’s attention from other business concerns, which could adversely affect our operating performance. In addition, we may need to hire additional accounting and financial staff, which we may not be able to do in a timely fashion and which would result in additional expense and distraction of our management’s time and resources.

Our substantial level of indebtedness may make it difficult for us to satisfy our debt obligations and may adversely affect our ability to obtain financing for working capital, capitalize on business opportunities or respond to adverse changes in our industry.

As of March 31, 2006, we had $661.6 million of total indebtedness and $82.5 million of additional borrowing capacity under our senior secured credit facility (which gives effect to the $7.5 million of outstanding letters of credit). Based on our indebtedness and other obligations as of March 31, 2006, we estimate that, for fiscal 2007, our remaining contractual commitments including interest associated with our indebtedness and other obligations (assuming that our revolving credit facility will be undrawn at the close of fiscal 2007) will be $216.0 million in the aggregate for the remaining period between April 1, 2006 through the end of fiscal 2010. This estimate gives effect to the use of a portion of the proceeds of the Equity Offering to redeem approximately $28.0 million of the senior subordinated notes on June 8, 2006, which does not include accrued and unpaid interest on such notes as of that date of $0.8 million. Even after the application of a portion of the proceeds of the Equity Offering to repay certain indebtedness, we still have substantial indebtedness. Such indebtedness could have important consequences for you, including the following:

•       it may be more difficult for us to satisfy our debt obligations;

•       our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired;

•       we must use a substantial portion of our cash flow to pay interest and principal on our indebtedness which will reduce the funds available for other purposes;

•       we are more vulnerable to economic downturns and adverse industry conditions;

•       our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in our industry as compared to our competitors may be compromised due to the high level of indebtedness; and

•       our ability to refinance indebtedness may be limited.

Our senior secured credit facility and the indenture governing our senior subordinated notes contain various covenants limiting the discretion of our management in operating our business.

Our indenture and senior secured credit facility contain various restrictive covenants that limit our management’s discretion in operating our business. These instruments limit our ability to engage in, among other things, the following activities:

•       the incurrence of additional indebtedness or guarantee obligations;

•       the repayment of indebtedness prior to stated maturities;

•       the payment of dividends or make certain other restricted payments;

•       making investments or acquisitions;

•       the creation of liens or other encumbrances; and

•       the ability to transfer or sell certain assets or merge or consolidate with another entity.

In addition, our senior secured credit facility also requires us to maintain certain financial ratios and limits our ability to make capital expenditures. Capital expenditures, as defined in the senior secured credit facility, are the purchases of property and equipment. These financial ratios include a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA’’) (as defined in our senior secured credit facility) to cash interest expense for the preceding four quarters. The leverage ratio is a ratio of our debt to our EBITDA for the preceding four quarters. The minimum interest coverage ratio increases from 2:1 to 3.2:1 during the term of the senior secured credit facility. The maximum leverage ratio decreases from 6:1 to 3:1 during the term of the senior secured credit facility. The senior secured credit facility also restricts the maximum amount of our capital expenditures during each year of the term of the senior secured credit facility. Our annual capital expenditures may not exceed $4.0 million during the term of our senior secured credit facility. Capital expenditures are expenditures that are required by generally accepted accounting principles to be included in the purchase of property and equipment.

If we fail to comply with the restrictions in the indenture or our senior secured credit facility or any other subsequent financing agreements, a default may allow the creditors under the relevant instruments, in certain circumstances, to accelerate the related debt and to exercise their remedies thereunder, which will typically include the right to declare the principal amount of such debt, together with accrued and unpaid interest and other related amounts immediately due and payable, to exercise any remedies such creditors may have to foreclose on any of our assets that are subject to liens securing such debt and to terminate any commitments they had made to supply us with further funds. Moreover, any of our other debt that has a cross-default or cross-acceleration provision that would be triggered by such default or acceleration would also be subject to acceleration upon the occurrence of such default or acceleration.

Our ability to comply with these covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained, or if obtained, would be on terms acceptable to us.

Servicing our indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, which could adversely affect our financial condition.

As of March 31, 2006, we had $661.6 million of total indebtedness and $82.5 million of additional borrowing capacity under our senior secured credit facility (which gives effect to the $7.5 million of outstanding letters of credit). Based on our indebtedness and other obligations as of March 31, 2006, we estimate that, for fiscal 2007, our remaining contractual commitments including interest associated with our indebtedness and other obligations (assuming that our revolving credit facility will be undrawn at the close of fiscal 2007) will be $216.0 million in the aggregate for the remaining period between April 1, 2006 through the end of fiscal 2010. This estimate gives effect to the use of a portion of the proceeds of the Equity Offering to redeem approximately $28.0 million of the senior subordinated notes on June 8, 2006, which includes accrued and unpaid interest on such notes as of that date of $0.8 million. Our ability to make payments on and to refinance our indebtedness depends on our ability to generate cash. This, to a certain extent, is subject to general economic, political, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indenture governing our senior subordinated notes, may restrict us from carrying out any of these alternatives. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms, it could significantly adversely affect our financial condition.

Despite our current indebtedness level, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

As of March 31, 2006, we had up to $82.5 million of additional availability under our senior secured credit facility (which gives effect to $7.5 million of outstanding letters of credit). The terms of the senior secured credit facility and our senior subordinated notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness. It is not possible to quantify the specific dollar amount of indebtedness we may incur because our senior secured credit facility does not provide for a specific dollar amount of indebtedness we may incur. Our senior secured credit facility and our senior subordinated notes allow us to incur only certain indebtedness that is expressly enumerated in our senior secured credit facility and the indenture governing our senior subordinated notes. The indebtedness permitted under our senior secured credit facility includes indebtedness that is customary for similar credit facilities. Specific examples of indebtedness permitted under our senior secured credit facility are described further under notes to the consolidated financial statements and include certain intercompany indebtedness, indebtedness under the senior secured credit facility, the senior subordinated notes, certain refinancing indebtedness and certain indebtedness with respect to capital leases in an amount that may not exceed $10.0 million. We believe that the comparable restrictions in the indenture governing our senior subordinated notes have restrictions that are generally no more restrictive in any material respect than the senior secured credit facility. If either we or our subsidiaries were to incur additional indebtedness, the related risks that we now face could intensify.

If our Class A common stock price fluctuates, you could lose a significant part of your investment.

The market price of our Class A common stock may be influenced by many factors, some of which are beyond our control, including:

•       the failure of securities analysts to cover our Class A common stock, or changes in financial estimates by analysts;

•       the activities of competitors;

•       future sales of our Class A common stock either by us or by our controlling stockholder;

•       future issuances by us of our Class A common stock to finance future acquisitions;

•       investor perceptions of us and the industry;

•       our quarterly or annual earnings or those of other companies in our industry;

•       the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•       general economic conditions; and

•       the other factors described elsewhere in these “Risk Factors.”

The stock market often experiences extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of a particular company. These broad market fluctuations and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance.

We are controlled by Veritas Capital, whose interests may not be aligned with yours.

Veritas Capital Management II, L.L.C. and its affiliates, The Veritas Capital Fund II, L.P. and Veritas Capital II A, LLC, own 86% of the outstanding membership interest in our controlling stockholder, DIV Holding LLC. Veritas Capital indirectly controls approximately 56.1% of our Class A common stock. So long as Veritas Capital continues to own a significant amount of the outstanding shares of our Class A common stock, it will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. As a result, Veritas Capital is able to control the election of our directors, determine our corporate and management policies and determine without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Three of our thirteen directors are either employees of, or advisors to, Veritas Capital, as described under “Directors and Executive Officers of the Registrant—Management.”  Veritas Capital has sufficient voting power to amend our organizational documents. The interests of Veritas Capital may not coincide with the interests of other holders of our Class A common stock. Additionally, Veritas Capital is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Veritas Capital may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, our Bylaws provide that so long as Veritas Capital beneficially owns a majority of our outstanding Class A common stock, the foregoing advance notice procedures for stockholder proposals will not apply to it. Amendment of the provisions described above in our Amended and Restated Certificate of Incorporation generally will require an affirmative vote of our directors, as well as the affirmative vote of at least a majority of our then outstanding voting stock if Veritas Capital beneficially owns a majority of our outstanding Class A common stock, or the affirmative vote of at least 80% of our then outstanding voting stock if Veritas Capital beneficially owns less than a majority of our then outstanding Class A common stock. Amendments to any other provisions of our Amended and Restated Certificate of Incorporation generally will require the affirmative vote of a majority of our outstanding voting stock. In addition, because we are a controlled company within the meaning of the New York Stock Exchange rules, we will be exempt from the New York Stock Exchange requirements that our board be composed of a majority of independent directors, and that our compensation and corporate governance committees be composed entirely of independent directors.

DIV Holding LLC is a party to a registration rights agreement, which grants it rights to require us to effect the registration of its shares of common stock. In addition, if we propose to register any of our common stock under the Securities Act of 1933, as amended, whether for our own account or otherwise, DIV Holding LLC is entitled to include its shares of common stock in that registration.

Prior to our Equity Offering, we and our existing holder of Class A common stock agreed with the underwriters to a “lock-up” period, meaning that our current stockholder may not, subject to certain other exceptions, sell any of its shares of our Class A common stock without the prior written consent of Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. until approximately 180 days after the effective date of the offering. Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co., on behalf of the underwriters, may, in their sole discretion, at any time or from time to time and without notice, waive the terms and conditions of the lock-up agreement. In addition, our current stockholder will be subject to the Rule 144 holding period requirement. When the lock-up agreements expire, 32.0 million shares of our Class A common stock will become eligible for sale, in some cases subject to the requirements of Rule 144. The market price for shares of our Class A common stock may drop significantly when the restrictions on resale by our existing stockholder lapses. A decline in the price of shares of our Class A common stock might impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

Even if Veritas Capital no longer controls us in the future, certain provisions of our charter documents and agreements, as well as Delaware law, could discourage, delay or prevent a merger or acquisition at a premium price.

Our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that:

•       permit us to issue, without any further vote or action by our stockholders, 50,000,000 shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of such series, and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;

•       provide for a classified board of directors serving staggered three-year terms; and

•       limit our stockholder’s ability to call special meetings.

In addition, we have a rights plan that grants stockholders the right to purchase from us additional shares at preferential prices in the event of a hostile attempt to acquire control of us.

All of the foregoing provisions may impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders.

We do not intend to pay dividends on our Class A common stock for the foreseeable future, and the instruments governing our current indebtedness contain various covenants that may limit our ability to pay dividends.

We do not intend to pay dividends on our Class A common stock for the foreseeable future. Our board of directors may, in its discretion, modify or repeal our dividend policy. Future dividends, if any, with respect to shares of our Class A common stock will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Accordingly, we cannot assure you that we will pay dividends in the future or at all.

The instruments governing our current indebtedness contain covenants that place limitations on the amount of dividends we may pay. See the notes to the consolidated financial statements elsewhere in this Form 10-K. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital), or if there is no surplus, out of net profits for the then current and/or immediately preceding fiscal year. For a discussion of our restrictions, see “Risk Factors.”

We are dependent upon cash flows from our operating activities and availability under our senior secured credit facility as our principal source of liquidity.

We are dependent upon the cash generated from operating activities and availability under our senior secured credit facility to be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located in, and a portion of our operations are conducted from, leased premises located at 8445 Freeport Parkway, Suite 400, Irving, Texas, 75254-8815. In addition, as of March 31, 2006, we leased 197 commercial facilities in 18 countries used in connection with the various services rendered to our customers. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. We do not own any real property. Lease expirations range from month-to-month to ten years. Many of the current leases are non-cancelable.

We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear and that our facilities have sufficient capacity to meet the current and projected needs of our business.

The following table lists our U.S. leased properties, including the inside square footage of those properties as of May 31, 2006.

City, State	Size
(square feet)
Albany, Georgia	280,000
Fort Worth, Texas	119,001
Irving, Texas	52,421
Falls Church, Virginia	46,664
McClellan, California	18,837
Herndon, Virginia	10,063
Hampton, Virginia	3,437
Fredericksburg, Virginia	2,600
Huntsville, Alabama	1,200
Killeen, Texas	1,000

ITEM 3. LEGAL PROCEEDINGS.

Pending Litigation and Claims

On September 11, 2001, a class action lawsuit seeking $100.0 million on behalf of approximately 10,000 citizens of Ecuador was filed against DynCorp International and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges personal injury, property damage and wrongful death as a consequence of the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. The spraying operations are conducted under a Department of State contract in cooperation with the Colombian government. The terms of the Department of State contract provide that the Department of State will indemnify DynCorp International against third-party liabilities arising out of the contract, subject to available funding. We are also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our Company.

On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against the Company under the False Claims Act and the Florida Whistleblower Statute, alleging that it submitted false claims to the government under the International Narcotics & Law Enforcement Affairs contract with the Department of State. The action, titled U.S. ex rel. Longest v. DynCorp and DynCorp International LLC, was filed in the U.S. District Court for the Middle District of Florida under seal. The case was unsealed in 2005, and we learned of its existence on August 15, 2005 when we were served with the complaint. After conducting an investigation of the allegations made by the plaintiff, the U.S. government did not join the action. The complaint does not demand any specific monetary damages; however, in the event that a court decides against us in this lawsuit, it could have a material adverse effect on our operating performance.

General Legal Matters

The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny, liability. We have recorded, in the consolidated financial statements found elsewhere in this Form 10-K, our best estimate of the aggregate liability that will result from these matters and believe that these matters are adequately reserved. While it is not possible to predict with certainty the outcome of litigation and other matters discussed above, it is the opinion of the Company’s management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.

In addition, the Company is occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. In management’s opinion, there are no outstanding issues of this nature at March 31, 2006 that will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)          Market Information. Our equity securities consist of one class of common stock, Class A common stock. DIV Holding LLC held Class B common stock, which automatically converted on a one-for-one basis into Class A common stock once the underwriters’ over-allotment option expired on June 2, 2006. Our Class A common stock began trading on the New York Stock Exchange on May 4, 2006, subsequent to our fiscal year ended March 31, 2006, under the symbol “DCP.”  Therefore, we do not have any quarterly high and low sales prices of our Class A common stock for fiscal 2005 and 2006.

(b)         Holders of Record. As of June 1 2006, there were approximately 154 holders of record of our Class A common stock.

(c)          Dividends. Immediately prior to the consummation of our Equity Offering, we declared an initial special Class B distribution of $100.0 million, payable upon the consummation of the offering, and an additional special Class B distribution payable upon the exercise of the underwriters’ over-allotment option, representing 50% of the aggregate net proceeds that we would have received from the sale of up to 3,750,000 additional shares of our Class A common stock. The initial special Class B distribution was made on May 9, 2006 and since the underwriters failed to exercise their over-allotment option, the additional special Class B distribution is no longer payable.

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our Class A common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. The declaration and payment of dividends also are subject to the discretion of our board of directors and depend on various factors, including our net income, financial conditions, cash requirements, future prospects and other factors deemed relevant by our board of directors.

(d)         Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)          Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. The following is a list of all securities sold or issued by us during the period covered by this Annual Report:

In October 2005, as payment for the working capital adjustment in the amount of $65.5 million, we issued 65,550 shares of our preferred stock to Computer Sciences Corporation. We redeemed all of our preferred stock using proceeds from the Equity Offering.

On May 9, 2006, we consummated an Equity Offering of 25,000,000 shares of our Class A common stock, par value $.01 per share, at a price of $15.00 per share. The gross proceeds from the Equity Offering of $375.0 million, together with cash on hand, were used: (i) to redeem all of our outstanding preferred stock, of which $222.8 million in stated amount, including accrued and unpaid dividends thereon, was outstanding as of May 9, 2006 (including preferred stock issued and accrued and unpaid dividends related to the working capital adjustment); (ii) to pay a special Class B distribution in the amount of $100.0 million to the holder of the Company’s common stock, DIV Holding LLC; (iii) to redeem $28.0 million of our senior subordinated notes on June 8, 2006; (iv) to pay prepayment penalties of $8.4 million as of May 9, 2006, $5.7 million of which represented prepayment penalties on our preferred stock and $2.7 million of which represented prepayment penalties on our senior subordinated notes; and (v) to pay transaction expenses of approximately $35.0 million, including an underwriters’ commission of $22.5 million, a fee of

$5.0 million to Veritas Capital and $7.5 million of miscellaneous fees and expenses related to the Equity Offering.

ITEM 6. SELECTED FINANCIAL DATA.

Set forth below are the five-year selected historical consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The selected consolidated financial information for fiscal 2002 has been derived from our unaudited consolidated financial statements. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the information included therein. The selected consolidated financial information for the period from March 30, 2002 through March 7, 2003 has been derived from our consolidated financial statements, referred to as the “original predecessor period.”  The selected historical consolidated financial data for the period from March 8, 2003 through March 28, 2003, as of and for the fiscal year ended April 2, 2004 and for the period from April 3, 2004 through February 11, 2005 are derived from our consolidated financial statements, referred to as the “immediate predecessor period.”  The selected historical consolidated financial data as of April 1, 2005 and for the period from February 12, 2005 through April 1, 2005 and for the fiscal year ended March 31, 2006 are derived from our consolidated financial statements, referred to as the “successor period.”

We use a 52/53-week fiscal year ending on the closest Friday to March 31. The period from April 3, 2004 to February 11, 2005 was a 45-week period. The fiscal year ended April 2, 2004 was a 53-week year. The period from March 30, 2002 to March 7, 2003 included 49 weeks. During the original predecessor period, DynCorp used a calendar year. Accordingly, the financial statements covered by that period were restated to 52/53-week fiscal year ends.

Original Predecessor Period	Immediate Predecessor Period	Successor Period
	Fiscal Year Ended March 29, 2002	March 30, 2002 – March 7, 2003	21 Days Ended March 28, 2003	Fiscal Year Ended April 2, 2004	April 3, 2004 – Feb. 11, 2005	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
			(dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$755,326	$859,112	$59,240	$1,214,289	$1,654,305	$266,604	$1,966,993
Costs of Services (excluding depreciation and amortization disclosed below)	687,088	787,649	53,482	1,106,571	1,496,109	245,406	1,722,089
Selling, General and Administrative	34,544	40,316	3,414	48,350	57,755	8,408	97,520
Depreciation and Amortization	1,462	351	265	8,148	5,922	5,605	46,147
Operating Income	32,232	30,796	2,079	51,220	94,519	7,185	101,237
Interest Expense	43	—	—	—	—	8,054	56,686
Interest on Mandatory Redeemable Shares	—	—	—	—	—	2,182	21,142
Interest Income	(50)	(43)	(2)	(64)	(170)	(7)	(461)
Net Income (Loss) Before Income Taxes	32,239	30,839	2,081	51,284	94,689	(3,044)	23,870
Provision for Income Taxes	11,525	11,973	852	19,924	34,956	60	16,627
Net Income (Loss)	$20,714	$18,866	$1,229	$31,360	$59,733	$(3,104)	$7,243
CASH FLOW DATA:
Net Cash (Used in) Provided by Operating Activities		$(10,331)	$12,542	$(6,756)	$(2,092)	$(31,240)	$55,111
Net Cash Used in Investing Activities		(920)	(360,961)	(2,292)	(10,707)	(869,394)	(6,231)
Net Cash Provided by (Used in) Financing Activities		13,191	348,854	11,017	14,325	906,072	(41,781)
OTHER FINANCIAL DATA:
EBITDA (1) (2)	$33,744	$31,781	$2,382	$60,072	$101,326	$12,896	$148,718
Capital Expenditures	1,181	1,011	11	2,047	8,473	244	3,465
SELECTED OPERATING INFORMATION:
Backlog (3)	$2,091	NA	$2,028	$2,164	NA	$2,040	$2,641
BALANCE SHEET DATA:(4)
Cash and Cash Equivalents	$2,166	NA	$4,541	$6,510	NA	$13,474	$20,573
Working Capital (5)	38,861	NA	58,295	104,335	NA	200,367	251,329
Total Assets	148,032	NA	481,097	579,829	NA	1,148,193	1,239,089
Total Debt	—	NA	—	—	NA	826,990	881,372
Shareholder’s Equity	—	NA	354,198	396,573	NA	96,918	106,338

(1)             EBITDA is a primary component of certain covenants under our senior secured credit facility and is defined as net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA does not represent net income or cash flows from operations, as these terms are defined under generally accepted accounting principles, or “GAAP,” and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP. EBITDA as presented in this Form 10-K is not necessarily comparable to similarly titled measures reported by other companies.

(2)             The following table presents a reconciliation of income to EBITDA for the periods included below.

	Original Predecessor Period		Immediate Predecessor Period			Successor Period
	Fiscal Year Ended March 29, 2002	March 30, 2002 – March 7, 2003	21 Days Ended March 28, 2003	Fiscal Year Ended April 2, 2004	April 3, 2004 – Feb. 11, 2005	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
(dollars in thousands)
RECONCILIATION OF NET INCOME TO EBITDA:

Net Income (loss)	$20,714	$18,866	$1,229	$31,360	$59,733	$(3,104)	$7,243
Income Taxes	11,525	11,973	852	19,924	34,956	60	16,627
Interest Expense	43	—	—	—	—	10,236	77,828
Depreciation and Amortization	1,462	942	301	8,788	6,637	5,704	47,020
EBITDA	$33,744	$31,781	$2,382	$60,072	$101,326	$12,896	$148,718

(3)             Backlog data is as of the end of the applicable period.

(4)             Balance sheet data is as of the end of the applicable period.

(5)             Working capital is defined as current assets, net of current liabilities.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Company Background

We provide specialized mission-critical outsourced technical services to civilian and military government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations and aviation services and operations. We also provide logistics support for all of our services. Our predecessors have provided services to numerous U.S. government departments and agencies since 1951. We operated as a separate subsidiary of Computer Sciences Corporation from March 2003 until February 2005. On February 11, 2005, Computer Sciences Corporation and DynCorp sold DynCorp International LLC to DynCorp International Inc., a newly formed entity controlled by Veritas Capital. The Company has no operations independent of DynCorp International LLC.

Equity Offering

On May 9, 2006, we consummated an Equity Offering of 25,000,000 shares of our Class A common stock, par value $0.01 per share, at a price of $15.00 per share (the “Equity Offering”). The gross proceeds from the Equity Offering of $375.0 million, together with cash on hand, were used: (i) to redeem all of our outstanding preferred stock, of which $222.8 million in stated amount, including accrued and unpaid dividends thereon, was outstanding as of May 9, 2006; (ii) to pay a special Class B distribution in the amount of $100.0 million to the holder of the Company’s common stock, DIV Holding LLC; (iii) to redeem $28.0 million of our senior subordinated notes on June 8, 2006; (iv) to pay prepayment penalties of $8.4 million as of May 9, 2006, $5.7 million of which represented prepayment penalties on our preferred stock and $2.7 million of which represented prepayment penalties on our senior subordinated notes; and (v) to pay transaction expenses of approximately $35.0 million, including an underwriters’ commission of $22.5 million, a fee of $5.0 million to Veritas Capital Management II, L.L.C. and $7.5 million of miscellaneous fees and expenses related to the Equity Offering.

Presentation of Financial Results

On December 12, 2004, The Veritas Capital Fund II, L.P. and its subsidiary, DI Acquisition Corp. (later renamed DynCorp International Inc.), entered into a purchase agreement with Computer Sciences Corporation and DynCorp whereby DynCorp International agreed to acquire our operating company, a wholly owned subsidiary of DynCorp. DynCorp International assigned its rights to acquire our operating company to DI Finance LLC, its wholly owned subsidiary. Immediately after the consummation of the 2005 Acquisition on February 11, 2005, DI Finance LLC was merged with and into our operating company. Our operating company survived the merger and is now a wholly owned subsidiary of DynCorp International. Accordingly, the discussion and analysis of historical operations during the period prior to the 2005 Acquisition do not reflect the significant impact that this transaction had on us. You should read the following discussion together with the sections entitled “Selected Financial Data,” “Risk Factors” and the consolidated financial statements included elsewhere in this Form 10-K. With respect to certain forward-looking statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, see “Business—Forward-Looking Statements.”

We are providing the following supplemental comparative financial information on a pro forma and combined basis for the immediate predecessor and successor for the full year of fiscal 2005. This pro forma and combined financial information is presented on a consolidated basis as if the acquisition was effective at the beginning of fiscal 2005. The usefulness of this information may be limited due to the aforementioned risk factors. Unless otherwise indicated, references in this Item 7 to results for the full year of fiscal 2005 reflect pro forma and combined results of the immediate predecessor and successor.

The following pro forma consolidated statement of operations for the fiscal year ended April 1, 2005, is derived from the application of pro forma adjustments to the historical statement of operations of the immediate predecessor for the period from April 3, 2004 to February 11, 2005 as if the 2005 Acquisition occurred on April 3, 2004. The statement of operations for the 49 days ended April 1, 2005 represents the historical results of the successor company. These pro forma results should be read in conjunction with the consolidated financial statements, related notes and other consolidated financial information included elsewhere in this Form 10-K.

The pro forma adjustments are described in the notes to the pro forma statement of operations and are based on available information and assumptions that management believes are reasonable. The pro forma statement of operations is not necessarily indicative of the future results of operations of the successor company or results of operations of the successor company that would have actually occurred had the 2005 Acquisition been consummated as of April 3, 2004.

Pro Forma Financial Information

	Immediate Predecessor Period	Successor
	Period from April 3, 2004 to Feb. 11, 2005	49 Days Ended April 1, 2005	Adjustments		Pro Forma Combined Fiscal Year Ended April 1, 2005
	(dollars in thousands)
Revenues	$1,654,305	$266,604	$—		$1,920,909
Costs of Services	1,496,109	245,406	—		1,741,515
Selling, General and Administrative	57,755	8,408	(775	)(1)	65,388
Depreciation and Amortization	5,922	5,605	34,009	(2)	45,536
Total Costs and Expenses	1,559,786	259,419	33,234		1,852,439
Operating Income	94,519	7,185	(33,234)		68,470
Interest Income	(170)	(7)	—		(177)
Interest Expense	—	8,054	47,414	(3)	55,468
Interest on Mandatory Redeemable Shares	—	2,182	18,960	(4)	21,142
Income (loss) before Income Taxes	94,689	(3,044)	(99,608)		(7,963)
Provision for Income Taxes	34,956	60	(30,153	)(5)	4,863
Net Income (loss)	$59,733	$(3,104)	$(69,455)		$(12,826)
Segment information:
Revenues:
International Technical Services	$1,059,713	$173,007	$—		$1,232,720
Field Technical Services	594,480	93,674	—		688,154
Other	112	(77)	—		35
Consolidated	$1,654,305	$266,604	$—		$1,920,909
Earnings before Interest and Taxes:
International Technical Services	$68,198	$3,447	$(24,821)		$46,824
Field Technical Services	27,755	3,662	(8,106)		23,311
Other	(1,434)	76	(307)		(1,665)
Consolidated	$94,519	$7,185	$(33,234)		$68,470
Cash flow data:
Net cash used in operating activities	$(2,092)	$(31,240)	$—		$(33,332)
Net cash used in investing activities	(10,707)	(869,394)	—		(880,101)
Net cash provided by financing activities	14,325	906,072	—		920,397

(1)            The annual management fee is $300,000, $25,000 of which is reflected under selling, general and administrative for the successor period and which is offset by management retention bonuses expensed during the successor period of $1,050,000. See “Certain Relationships and Related Transactions.”

(2)            Reflects the change in intangible amortization related to the adjustment to estimated fair value of intangible assets and the change in estimated lives.

(3)            Represents the increase in interest expense to reflect the new capital structure and the amortization of financing costs over the terms of the corresponding debt. A summary follows (dollars in thousands):

Year Ended April 1, 2005
Interest on Term Loan	$21,735
Interest on Senior Subordinated Notes	30,400
Senior Administrative Agent Fee	100
Undrawn Facility Fee	375
Amortization of Deferred Financing Fees	2,858
Total Expense	$55,468

(4)            Represents a full year of accreted value on our preferred stock.

(5)            Based on an effective tax rate of 36.9%, which is the historical rate for the period April 3, 2004 to February 11, 2005 and is the expected approximate effective tax rate for successor operations.

Operating Environment and Impact of Our Business

We are primarily a U.S. government contractor providing a broad range of critical technical services to civilian and military government agencies and to a lesser extent, commercial customers. As a result, our operating performance for any time period is impacted primarily by trends in U.S. government outsourcing, spending and the awarding of contracts and related payment terms and therefore trends they currently have in this market can have a significant effect on our business. The trends we monitor and the impact we believe they have on our business are discussed below.

Increased Outsourcing by U.S. and Foreign Governments.   We have seen and benefited from a continued trend toward outsourcing of services by the U.S. government, particularly within the Department of Defense and the Department of State. These outsourcing trends are seen both domestically and internationally and support the increased deployment of U.S. resources overseas. The increase in overseas deployment has been in both frequency and magnitude, and across multiple U.S. government agencies. For example, our International Technical Services segment has witnessed strong growth as a result of the U.S. government’s trend toward outsourcing critical functions. Outside of the U.S. government, we are seeing other countries, particularly the United Kingdom and Australia, follow the U.S. government trend to outsource services. We believe that this provides additional markets for our existing services. Our International Technical Services operating segment primarily provides outsourced law enforcement training, drug eradication, global logistics, base operations and personal physical security services to government and commercial customers in foreign jurisdictions. Since fiscal 2001, International Technical Services has grown revenues from $264.7 million to $1,264.6 million for fiscal 2006, or 64.3% of our total revenues. Although we expect to continue to see increases in government outsourcing for the foreseeable future, particularly in government technical support services and other non-combat related functions, the adoption of new laws or regulations that affect companies that provide services to the federal government or curtailment of the federal government’s outsourcing of services to private contractors would significantly alter this positive trend.

Increased Spending by Our Customers.   The Department of Defense budget for fiscal 2007, excluding supplemental funding relating to operations in Iraq and Afghanistan, has been proposed to Congress at $439.3 billion, representing a 48% increase over fiscal 2001. Fiscal 2005 Department of Defense actual spending, excluding supplemental funding relating to operations in Iraq and Afghanistan, was $400.1 billion. The U.S. government budget for international development and humanitarian and international security assistance coordinated by the Department of State has grown from approximately $15 billion in fiscal 2000 to a projected $25 billion in fiscal 2009 (a compound annual growth rate of 5.2%)

from fiscal 2000 to fiscal 2009. As a result of the U.S. military’s presence in the Middle East and abroad, we believe that this trend will continue for the foreseeable future and that we are well-positioned to benefit from this trend. Among the factors that could impact U.S. government spending and that would reduce our U.S. government contracting business are: a significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the Department of Defense or the Department of State.

Shift to More Multiple Awards in Indefinite Delivery, Indefinite Quantity Contracts.   The trend in the service segment of the U.S. government has been to award more multiple award indefinite delivery, indefinite quantity contracts. We expect these trends to continue. Strong customer relationships combined with strong past performance will increase the probability of earning a customer’s business under multiple award indefinite delivery, indefinite quantity contracts, as well as winning new procurements. In fiscal 2005 and 2006, 56.3% and 58.9% of our revenues were attributable to indefinite delivery, indefinite quantity contracts, respectively. Traditional government contracts typically have a base year award plus four to nine option years, limiting the competition to the 5-10 year contract cycle. Under multiple award indefinite delivery, indefinite quantity contracts, the customer has the ability to compete for the work more frequently among the contract holders, or even move the work on a sole source basis to one of the other providers. This trend toward multiple award indefinite delivery, indefinite quantity contracts could increase the volatility in our revenue.

Shift from Cost Type Contracts to Time-and-Materials or Fixed-Price Contracts.   Our government contract services have three distinct pricing structures: cost-reimbursement, time-and-materials and fixed-price, representing approximately 34%, 39% and 27% of our revenues, respectively, for fiscal 2005, and approximately 28%, 38% and 34% of our revenues, respectively, for fiscal 2006. We believe that our profitability will continue to improve as we anticipate that our customers will continue to shift away from cost-reimbursement to time-and-materials contracts and fixed-price contracts. We base our belief on recent trends in our revenues, the nature of the contracts on which we are bidding and the pricing structure in fixed-price and time-and-materials contracts. We assume financial risk on time-and-materials and fixed-price contracts, because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. The movement from cost type contracts to time-and-materials or fixed-price contracts, while increasing our risks, allows us the opportunity to earn higher margins.

Increased Maintenance, Overhaul and Upgrades Needed to Support Aging Military Platforms.   Another trend we monitor to determine our future strategies is the age and use of weapon systems. The high visibility/high cost new weapons systems tend to be the target of budget reductions, while the O&M budget continues to grow as a percentage of the total budget. The O&M portion of the Department of Defense budget, which includes the majority of the services we provide, is the largest and fastest growing segment of Department of Defense military spending. Also, as the purchase of new weapons systems are delayed or cancelled, the current weapons systems continue to age and require increased maintenance. This aging, combined with the increased use of the equipment, often in harsh environments, provides opportunities for the services we offer.

Competition.   We believe that the favorable industry trends that we anticipate may also attract additional competition by certain existing and potential competitors. We compete with various entities across geographic and business lines. Some of our competitors have greater financial and other resources than we do or are better positioned than we are to compete for contract opportunities. In addition, we are at a disadvantage when bidding for contracts put up for recompetition for which we are not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.

Factors Affecting Our Results of Operations

Our future results of operations will be affected by the following factors, which may cause our results of operations to differ from those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Debt Service.   During the predecessor periods, working capital was provided by our parent at the time, and therefore there was no debt and minimal interest expense on our financial statements. As of March 31, 2006, we had $661.6 million of outstanding debt, which generates significant interest expense. Approximately $216.0 million per year of our cash flow will be required for interest and principal payments annually for fiscal 2007 through 2010, giving effect to the application of the use of proceeds from our Equity Offering. This will limit the amount of cash that is available for working capital requirements, or other uses.

Stand-Alone Operating Costs.   During fiscal 2004, we paid Computer Sciences Corporation $12.7 million, and during the period from April 3, 2004 through February 11, 2005, we paid Computer Sciences Corporation $11.9 million for executive oversight and other services such as treasury, tax, insurance, legal, consolidation accounting, public affairs and information technology. In addition, under the transition services agreement, we incurred approximately $1.6 million of expenses during the fiscal year ended March 31, 2006. We have put in place people and/or other resources to provide the services previously provided by corporate resources from Computer Sciences Corporation (March 29, 2003 through February 11, 2005). On May 15, 2006, we terminated the transition services agreement with Computer Sciences Corporation. All services previously provided by Computer Sciences Corporation are now performed by our own employees.

Purchase Accounting Adjustments.   The 2005 Acquisition was accounted for under the purchase method and, accordingly, the purchase price of the 2005 Acquisition was allocated to the net assets acquired based on the fair values at the date of the 2005 Acquisition. We engaged a third party to provide an independent appraisal of the fair values of certain intangible assets.

2005 Working Capital Adjustment.   The purchase price for the 2005 Acquisition was $937.0 million after giving effect to a $65.55 million net working capital adjustment in favor of Computer Sciences Corporation and $6.1 million of accumulated dividends in connection with the preferred stock issued for satisfaction of the working capital adjustment. Of the $937.0 million purchase price, $775.0 million was paid in cash, $140.6 million was paid to Computer Sciences Corporation in the form of our preferred equity, $6.1 million in accumulated dividends on the preferred stock was issued in connection with the working capital adjustment and the remaining amounts were transaction expenses.

On May 9, 2006, we redeemed all of our outstanding preferred stock, of which $222.8 million in stated amount included accrued and unpaid dividends thereon as of May 9, 2006, with a portion of the proceeds from the Equity Offering.

Explanation of Reporting Periods and Basis of Presentation

On February 11, 2005, our Company was sold by Computer Sciences Corporation to an entity controlled by Veritas Capital. The financial statements from March 29, 2003 to February 11, 2005, the period of Computer Sciences Corporation ownership, are referred to as the “immediate predecessor period” statements. We refer to financial statements from and after February 12, 2005 as the “successor period” statements.

The historical financial statements and information included herein include the consolidated accounts of DynCorp International and its subsidiaries. This presentation is on the historical cost basis of accounting with the application of purchase accounting related to the 2005 Acquisition in the applicable period presented.

The Company’s financial statements for fiscal 2004 are based on the historical assets, liabilities, sales and expenses of our Company, including the allocation to our Company of a portion of our corporate expenses and income taxes. During fiscal 2004 and the period from April 3, 2004 to February 11, 2005, our Company’s predecessor parents allocated $12.7 million and $11.9 million, respectively, of expenses it incurred for providing executive oversight and corporate headquarter functions, consolidation accounting, treasury, tax, legal, public affairs, human resources, information technology and other services. Of the $12.7 million, $9.4 million and $3.3 million were allocated to selling, general and administrative and costs of services, respectively. Of the $11.9 million, $9.8 million and $2.1 million were allocated to selling, general and administrative and costs of services, respectively. These allocations are considered to be reasonable reflections of the utilization of services provided to, or the benefit received by, our Company. For a discussion of our transition services agreement, see “Certain Relationships and Related Transactions—Transition Services Agreement.”  On May 15, 2006, we terminated the transition services agreement with Computer Sciences Corporation. All services previously provided by Computer Sciences Corporation are now performed by our own employees.

The 2005 Acquisition

On December 12, 2004, The Veritas Capital Fund II, L.P. and its subsidiary, DynCorp International (formerly known as DI Acquisition Corp.), entered into a purchase agreement with Computer Sciences Corporation and DynCorp whereby DynCorp International agreed to acquire our operating company, a wholly owned subsidiary of DynCorp. DynCorp International assigned its rights to acquire our operating company to DI Finance LLC, its wholly owned subsidiary. Immediately after the consummation of the 2005 Acquisition on February 11, 2005, DI Finance LLC was merged with and into our operating company. Our operating company survived the merger and is now a wholly owned subsidiary of DynCorp International.

As a result of the 2005 Acquisition, our assets and liabilities have been adjusted to their estimated fair value as of the closing. The excess of the total purchase price over the value of our assets at the closing of the 2005 Acquisition has been allocated to goodwill and other intangible assets, some of which will be amortized, and will be subject to annual impairment review.

Backlog

We track contracted backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Backlog consists of orders and options under our contracts. We define contracted backlog as the estimated value of contract modifications received from customers that have not been recognized as revenue. Our backlog consists of funded and unfunded backlog. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services less actual revenue recorded as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These options may be exercised at the sole discretion of the customer. Historically, it has been our experience that the customer has exercised contract options.

Because of appropriation limitations in the federal budget process, firm funding for our contracts is usually made for only one year at a time, with the remainder of the years under the contract expressed as a series of one-year options. As is the case with the base period of our U.S. government contracts, option periods are subject to the availability of funding for contract performance. The U.S. government is legally prohibited from ordering work under a contract in the absence of funding. Our historical experience has been that the government generally has funded the option periods of our contracts.

The following table sets forth our contracted backlog (dollars in millions) as of the dates indicated:

	April 2, 2004	April 1, 2005	March 31, 2006
Funded Backlog	$991	$1,140	$1,024
Unfunded Backlog	1,173	900	1,617
Total Backlog	$2,164	$2,040	$2,641

For additional information on backlog, see “Business—Backlog.”

Estimated Contract Value

Estimated contract value is calculated as the greater of the bid price we submitted or expect to submit for the applicable contract or the sum of our actual revenues under the contract plus our estimated revenues from future performance under priced options in the contract. For indefinite delivery, indefinite quantity contracts, the estimated contract value of such contracts is the greater of the sum of our actual revenues under the contract plus our estimated revenue from future performance under funded task orders or the bid price we submitted that was accepted by the customer.

Estimated Remaining Contract Value

The following table sets forth our estimated remaining contract value (dollars in millions) as of the dates indicated:

	April 2, 2004	April 1, 2005	March 31, 2006
Estimated remaining contract value	$2,812	$4,413	$5,727

Our estimated remaining contract value represents the backlog plus management’s estimate of future revenues under indefinite delivery, indefinite quantity contracts that have not been funded, or award term periods that have not yet been earned. These future revenues would be our estimate of revenue that would occur from the end of currently funded task orders until the end of the indefinite delivery, indefinite quantity contracts. Our estimated remaining contract value is based on our experience under contracts and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations.

Results of Operations

The following tables set forth, for the periods indicated, our historical and pro forma combined results of operations, both in dollars and as a percentage of revenues:

	Immediate Predecessor Period				Successor Period
	For the Fiscal Year Ended April 2, 2004		Pro Forma Combined Fiscal Year Ended April 1, 2005(1)		For the Fiscal Year Ended March 31, 2006
	(dollars in thousands)
Revenues	$1,214,289	100.0%	$1,920,909	100.0%	$1,966,993	100.0%
Costs of Services (excluding depreciation and amortization disclosed below)	1,106,571	91.1	1,741,515	90.7	1,722,089	87.5
Selling, General and Administrative Expenses	48,350	4.0	65,388	3.4	97,520	5.0
Depreciation and Amortization	8,148	0.7	45,536	2.4	46,147	2.4
Total Costs and Expenses	1,163,069	95.8%	1,852,439	96.5%	1,865,756	94.9%
Interest Income	(64)	0.0	(177)	0.0	(461)	0.0
Interest Expense	—	—	55,468	2.9	56,686	2.9
Interest on Mandatory Redeemable Shares	—	—	21,142	1.1	21,142	1.1
Income (loss) Before Taxes	51,284	4.2	(7,963)	(0.5)	23,870	1.1
Provision for Income Taxes	19,924	1.6	4,863	0.3	16,627	0.8
Net Income (loss)	$31,360	2.6%	$(12,826)	(0.8)%	$7,243	0.3%

(1)             This information was derived from, and should be read in conjunction with, the “Pro Forma Financial Information” and footnotes thereto included in Item 7 of this Form 10-K.

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended April 1, 2005 Pro Forma

The following discussion provides a comparison of the results of operations for the successor company for the fiscal year ended March 31, 2006 with the pro forma combined results of operations for the Company for the fiscal year ended April 1, 2005. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The information in this section should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Form 10-K.

Consolidated

Revenues.   Total revenues increased from $1,920.9 million for the fiscal year ended April 1, 2005 pro forma to $1,967.0 million for the fiscal year ended March 31, 2006, an increase of $46.1 million or 2.4%.

Revenue from our International Technical Services segment increased from $1,232.7 million for the fiscal year ended April 1, 2005 pro forma to $1,264.6 million for the fiscal year ended March 31, 2006, an increase of $31.9 million or 2.6%. Increases in this segment include $79.0 million of revenue under the International Narcotics and Law Enforcement Air-Wing program as a result of a new contract that went into effect on November 1, 2005 for operations, and added work to provide helicopter support for ground eradication efforts in Afghanistan, $27.1 million of new work providing hurricane relief efforts along the Gulf Coast, $26.0 million due to added work under our Africa Peacekeeping contract with the Department of State and $12.8 million of additional construction work under the Worldwide Personal Protective Services program. These increases were partially offset by a reduction of $16.6 million under the Civilian Police program due to the timing of various construction efforts in the Middle East, and $67.5 million from a series of contracts to provide security and logistics support to various U.S. government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we decided to exit this line of business until it can be performed in a more stable environment with improved financial terms. Further offsetting the increases described above was a reduction in our Dyn Marine Services of Virginia LLC business of $32.0 million due to the discontinuance of our work under the Oceangraphics Ships contract.

Revenues from our Field Technical Service segment increased from $688.2 million for the fiscal year ended April 1, 2005 pro forma to $702.4 million for the fiscal year ended March 31, 2006, an increase of $14.2 million or 2.1%. The Field Technical Services increase of $14.7 million was primarily driven by the Life Cycle Contractor Support program increase of $8.5 million due to the addition of the Global Air Traffic Management avionics modification to the contract, an increase in the Army Pre-Positioned Stocks program of $7.8 million and the ramp-up of the AH-1/UH-1 program, which increased $16.9 million since the initial contract award during the first quarter of fiscal 2005. Partially offsetting this increase was the Contract Field Teams program, which decreased by $10.2 million mainly as a result of reduced workload for maintenance, repair and refurbishment of weapons systems, and the end of the Al Salam program, which reduced revenue by $12.4 million. We withdrew from the Al Salam program due to unfavorable contract terms offered by the customer. Consequently, the customer decided to self perform the maintenance we had been providing. In addition, the Holloman contract decreased by $5.1 million due to the removal of the German F-4s from the contract.

Costs of services.   Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services decreased from $1,741.5 million for the fiscal year ended April 1, 2005 pro forma to $1,722.1 million for the fiscal year ended March 31, 2006, or a decrease of $19.4 million or 1.1%. As a percentage of revenue, costs of services dropped from 90.7% in the fiscal year ended April 1, 2005 pro forma to 87.5% for the fiscal year ended March 31, 2006. This reduction as a percentage of revenue was due to the following: (i) strong performance on fixed-price construction projects and on fixed-price task orders under the Civilian Police program; and (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts as opposed to lower-margin.

Selling, general and administrative expenses.   Selling, general and administrative expenses primarily relate to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. Selling, general and administrative expenses for the fiscal year ended April 1, 2005 pro forma were $65.4 million and increased to $97.5 million for the fiscal year ended March 31, 2006, an increase of 49.1%. In addition, as a percentage of revenue, selling, general and administrative expenses increased from 3.4% for the fiscal year ended April 1, 2005 pro forma to 5.0% for the fiscal year ended March 31, 2006. This increase was primarily the result of developing our administrative functions as an independent company, which contributed approximately $15.0 million to the fiscal 2006 increase. Prior to the 2005 Acquisition, these services were provided by our predecessor parent, Computer Sciences Corporation. In addition to the development of administrative functions, we incurred a higher business development cost of approximately $10.0 million during fiscal 2006. Business development expenses represented $32.0 million or 33% of total selling, general and administrative expense. We expect business development expenses to level out and increase at a much lower rate, approximately 10%, in fiscal 2007. Other factors contributing to higher selling, general and administrative expenses in fiscal 2006 include:

•       Non-cash equity-based compensation expense was $2.4 million. During fiscal 2007, we expect to incur $2.6 million related to this equity compensation program.

•       Legal expense of approximately $1.6 million related to our current expected outcome of legal contingencies.

•       Certain incentive compensation payments related to retention bonuses associated with the 2005 Acquisition and incentive payments related to our Equity Offering were $2.7 million and $2.3 million, respectively. Pro forma fiscal 2005 included approximately $1.1 million of retention bonus expense.

Depreciation and amortization.   Depreciation and amortization increased from $45.5 million for the fiscal year ended April 1, 2005 pro forma to $46.1 million for the fiscal year ended March 31, 2006, or an increase of $0.6 million. This increase was primarily due to higher depreciation expense. Amortization in the fiscal year ended April 1, 2005 pro forma was based on an estimate of current year amortization. The amortization for the fiscal year ended March 31, 2006 was based on the 2005 Acquisition, which included a step-up in basis of our customer-related intangibles resulting in increased amortization. An independent valuation study was done to allocate the purchase price between goodwill and intangibles.

Interest Expense.   Interest expense increased from $55.5 million for the fiscal year ended April 1, 2005 pro forma to $56.7 million for the fiscal year ended March 31, 2006. The interest expense incurred related to our senior secured credit facility, the revolving credit facility and our senior subordinated notes. This interest expense includes interest costs applicable to the fiscal year as well as amortization of deferred financing fees. The increase was primarily due to the increasing interest rates during fiscal 2006.

Interest on mandatory redeemable shares.   Interest on the mandatory redeemable shares, or preferred stock, was $21.1 million for the fiscal year ended March 31, 2006 as compared to $21.1 million for the fiscal year ended April 1, 2005 pro forma, which gives effect to the net working capital settlement. The interest is accrued, but unpaid.

Income tax expense.   We had income tax expense for the fiscal year ended March 31, 2006 of $16.6 million, which is an increase of $11.7 million or 238.8% from income tax expense of $4.9 million for the fiscal year ended April 1, 2005 pro forma. The interest expense related to the preferred shares is nondeductible for tax purposes resulting in the taxable position for the fiscal year ended March 31, 2006.

Results by Segment

The following table sets forth the revenues and earnings before interest and taxes for our International Technical Services and Field Technical Services operating segments, both in dollars and as a percentage of our consolidated revenues for segment revenue and as a percentage of segment specific revenue for earnings before interest and taxes, for the fiscal year ended March 31, 2006 as compared to the fiscal year ended April 1, 2005 pro forma.

			Successor Period
	Pro Forma for the Year Ended April 1, 2005		For the Fiscal Year Ended March 31, 2006
	(dollars in thousands)
Revenues
International Technical Services	$1,232,720	64.2%	$1,264,586	64.3%
Field Technical Services	688,154	35.8	702,407	35.7
Other	35	0.0	—	—
Consolidated	$1,920,909	100.0%	$1,966,993	100.0%
Earnings before Interest and Taxes
International Technical Services	$46,824	3.8%	$93,637	7.4%
Field Technical Services	23,311	3.4%	10,017	1.4%
Other(1)	(1,665)	NA	(2,417)	NA
Consolidated	$68,470	3.6%	$101,237	5.1%

(1)             Amount represents amortization of Class B equity interests for fiscal year 2006.

International Technical Services

Revenues.   Revenues for the fiscal year ended March 31, 2006 were $1,264.6 million, an increase of $31.9 million, or 2.6%, from $1,232.7 million for the fiscal year ended April 1, 2005 pro forma. The revenue increase was due to additional revenue under the International Narcotics and Law Enforcement Air-Wing program as a result of a new contract that went into effect on November 1, 2005 for operation, added work to provide helicopter support for ground eradication efforts in Afghanistan, new work providing hurricane relief efforts along the Gulf Coast, added work under our Africa Peacekeeping contract with the Department of State and additional construction work under the Worldwide Personal Protective Services program. These increases were partially offset by a reduction of revenue under the Civilian Police program due to the timing of various construction efforts in the Middle East, and from a series of contracts to provide security and logistics support to various U.S. government construction efforts in the Middle East as a subcontractor. This type of subcontract effort was typically short term with delayed payments, and therefore we decided to exit this line of business until it can be performed in a more stable environment with improved financial terms. Further offsetting the increases described above was a reduction in our Dyn Marine Services of Virginia LLC business due to the discontinuance of our work under the Oceangraphics Ships contract.

Earnings before interest and taxes.   Earnings before interest and taxes for the fiscal year ended March 31, 2006 were $93.6 million, an increase of $46.8 million, or 100.0%, from $46.8 million for the fiscal year ended April 1, 2005. Earnings before interest and taxes as a percentage of revenue for the fiscal year ended March 31, 2006 and April 1, 2005 pro forma was 7.4% and 3.8%, respectively. The increase is due to the following: (i) strong performance on fixed-price construction projects and on fixed-price task orders under the Civilian Police program; and (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts as opposed to lower-margin. The Civilian Police contract changed from cost-reimbursement to a combination of fixed-price and time-and-materials in February 2004, and the International Narcotics and Law Enforcement Air-Wing contract had a similar change effective November 2005. The current year also includes the recognition of an equitable adjustment related to our Civilian Police program. The equitable adjustment has resulted in earnings of $5.5 million during the current year and has improved the margin on earnings before interest and taxes by 0.4% for the fiscal year ended March 31, 2006.

Field Technical Services

Revenues.   Revenues for the fiscal year ended March 31, 2006 were $702.4 million, an increase of $14.2 million, or 2.0%, from $688.2 million for the fiscal year ended April 1, 2005 pro forma. This revenue increase was primarily from the Global Air Traffic Management avionics modification under the Life Cycle Contractor Support program, increases on Army Prepositioned Stocks Afloat program workload and ramp-up of the AH-1/UH-1 program. These increases were partially offset by reduced workload under Contract Field Teams, and the withdrawal from the Al Salam contract due to unfavorable contract terms offered by the customer. Consequently, the customer decided to self perform the F-15 maintenance we had been providing.

Earnings before interest and taxes.   Earnings before interest and taxes for the fiscal year ended March 31, 2006 were $10.0 million, a decrease of $13.3 million, or 57.1%, from $23.3 million for the fiscal year ended April 1, 2005 pro forma. Earnings before interest and taxes as a percentage of revenue for the fiscal year ended March 31, 2006 was 1.4% compared to 3.4% for the fiscal year ended April 1, 2005 pro forma. The primary factors contributing to the decrease are as follows: (i) higher indirect allocations not recoverable under our fixed-price and time-and-materials contracts of $9.5 million; (ii) incurred operating losses of $3.2 million in delivering services to the U.S. Army under our Life Cycle Contractor Support program. We have experienced operational issues in executing to the cost structure outlined in the original proposal. As a result, we are in the process of seeking an equitable adjustment from our customer for this program; and (iii) higher depreciation of $1.2 million due to our decision to exit a facility where we provided a portion of our AH-1/UH-1 services in Puerto Rico. As a result of this decision, we accelerated the amortization of leasehold improvements related to the facility.

Fiscal Year Ended April 1, 2005 Pro Forma Compared to the Fiscal Year Ended April 2, 2004

The following discussion provides a comparison of the pro forma results of operations for the successor company for the fiscal year ended April 1, 2005 with the historical results of the immediate predecessor company for the fiscal year ended April 2, 2004. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The information in this section should be read in conjunction with the consolidated financial statements, summary consolidated historical and pro forma financial data, and the related notes contained elsewhere in this Form 10-K.

Consolidated

Revenues.   Revenues for the fiscal year ended April 1, 2005 pro forma were $1,920.9 million, an increase of $706.6 million, or 58.2%, from $1,214.3 million for the fiscal year ended April 2, 2004. The largest amount of this increase was $494.6 million under the Civilian Police program, which includes both the current Civilian Police contract that was awarded in February 2004 as well as predecessors’ contracts for similar police training activity in support of the Department of State. This increase was primarily due to additional and expanded task orders in the Middle East to provide police and other law enforcement training. Other revenue increases occurred on the Worldwide Personal Protective Services contract of $72.9 million as a result of additional work in the Middle East, and $72.8 million on the Contract Field Teams program due to higher manning requirements. These higher manning requirements were primarily due to increased equipment maintenance due to higher usage. These revenue increases were offset by decreases on Dyn Marine programs of $15.7 million and the Al Salam contract of $13.5 million. The decrease in Dyn Marine revenue was a result of the loss of the Oceangraphics Ship contract, and the decrease on the Al Salam contract was a result of the customer not extending the contract and performing the work itself.

Costs of services.   Costs of services for the fiscal year ended April 1, 2005 pro forma were $1,741.5 million, an increase of approximately $634.9 million, or 57.4%, from approximately $1,106.6 million for fiscal year ended April 2, 2004. For the fiscal year ended April 1, 2005, pro forma costs of services as a percentage of revenue decreased to 90.7% from 91.1% for the fiscal year ended April 2, 2004. This decrease was due to increased overhead absorption resulting from higher revenues and a change in the contract mix. The contract mix in the fiscal year ended April 2, 2004 was 44% cost-reimbursement, with the balance being either time-and-materials or fixed-price. The percentage of cost-reimbursement dropped to 34% for the entire fiscal year ended April 1, 2005 pro forma, with a resulting increase in the time-and-materials or fixed-price portion.

Selling, general and administrative.   Selling, general and administrative for the fiscal year ended April 1, 2005 pro forma were $65.4 million, an increase of $17.0 million, or 35.1%, from $48.4 million for the fiscal year ended April 2, 2004. For the fiscal year ended April 1, 2005, pro forma selling, general and administrative expense as a percentage of revenue decreased to 3.4% from 4.0% for the fiscal year ended April 2, 2004. This decrease was due to lower increases as a percentage of sales for business development spending as revenue growth accelerated.

Depreciation and amortization.   Depreciation and amortization expense for the fiscal year ended April 1, 2005 pro forma was $45.5 million, an increase of $37.4 million, or 461.7%, from $8.1 million for fiscal year ended April 2, 2004. This increase was primarily due to the amortization of intangible assets. Intangible assets valued in connection with the 2005 Acquisition were significantly higher than previous values assigned in connection with the Computer Sciences Corporation acquisition. A third party assisted us in determining the amount for amortization of intangible assets.

Interest Expense.   Interest expense was $55.5 million for the fiscal year ended April 1, 2005 pro forma. The pro forma interest expense is related to our senior secured credit facility, the revolving credit facility and our senior subordinated notes. For fiscal 2004, we did not incur any interest expense because it was recorded at the Computer Sciences Corporation corporate level and not allocated to the operating entities.

Interest on mandatory redeemable shares.   Interest on the mandatory redeemable shares, or preferred stock, was $21.1 million for the fiscal year ended April 1, 2005 pro forma. These shares were not outstanding during fiscal 2004, so there was no interest during the comparable period. The interest is accrued, but unpaid.

Income tax expense.   Income tax expense for the fiscal year ended April 1, 2005 pro forma was $4.9 million, a decrease of $15.0 million from $19.9 million for the fiscal year ended April 2, 2004. This decrease is primarily the result of reduced income before tax as a result of the addition of interest expense, which was not pushed down to the operating units during the immediate predecessor period, and the increase in amortization discussed above, as the effective tax rates for the fiscal years ended April 1, 2005 and April 2, 2004 were 36.7% and 38.9%, respectively. The reduction in the overall effective tax rate is a result of a greater percentage of the income before tax being from outside the United States, so the overall state tax is reduced as a percentage of income before tax.

Results by Segment

The following table sets forth the revenues and earnings before interest and taxes for our International Technical Services and Field Technical Services operating segments, both in dollars and as a percentage of our consolidated revenues for segment revenue and as a percentage of segment specific revenue for earnings before interest and taxes, on a pro forma basis for the fiscal year ended April 1, 2005 as compared with the fiscal year ended April 2, 2004:

	Immediate Predecessor Period
	For the Fiscal Year Ended April 2, 2004		Pro Forma for the Year Ended April 1, 2005
	(dollars in thousands)
Revenues
International Technical Services	$631,672	52.0%	$1,232,720	64.2%
Field Technical Services	582,476	48.0	688,154	35.8
Other	141	0.0	35	0.0
Consolidated	$1,214,289	100.0%	$1,920,909	100.0%
Earnings before Interest and Taxes
International Technical Services	$26,189	4.1%	$46,824	3.8%
Field Technical Services	25,144	4.3%	23,311	3.4%
Other	(113)	NA	(1,665)	NA
Consolidated	$51,220	4.2%	$68,470	3.6%

International Technical Services

Revenues.   Revenues for the fiscal year ended April 1, 2005 pro forma were $1,232.7 million, an increase of $601.0 million, or 95.1%, from $631.7 million for the fiscal year ended April 2, 2004. This increase was primarily due to an increase in revenues from our Civilian Police and Worldwide Personal Protective Services programs. The revenue increase under our Civilian Police program was due to our entering into a new Civilian Police contract in February 2004, reflecting initial stages of law enforcement training in the Middle East. The revenue increase under our Worldwide Personal Protective Services program was due to increased security contracts in Iraq. These increases were partially offset by a decrease in our War Reserve Materials program revenues as activity under this program has returned to historical levels after a short-term increase due to recent wartime activity.

Earnings before interest and taxes.   Earnings before interest and taxes for the fiscal year ended April 1, 2005 pro forma were $46.8 million, an increase of $20.6 million, or 78.6%, from $26.2 million for the fiscal year ended April 2, 2004. Earnings before interest and taxes as a percentage of revenue for the fiscal year ended April 1, 2005 pro forma and for the year ended April 2, 2004 was 3.8% and 4.1%, respectively. The earnings before interest and taxes as a percentage of revenue did not change; however, the increased amortization resulting from the transaction was offset by an improvement in contract margin due to the change in the mix of contracts types with a greater percentage of our programs performed under time-and-material or fixed-price contracts versus lower margin cost-reimbursement contracts.

Field Technical Services

Revenues.   Revenues for the fiscal year ended April 1, 2005 pro forma were $688.2 million, an increase of $105.7 million, or 18.1%, from $582.5 million for the fiscal year ended April 2, 2004. This increase was primarily due to increased revenues under our Contract Field Teams program and, to a lesser extent, our Army Prepositioned Stocks Afloat, or Army Pre-Positioned Stocks Afloat, program. This was offset by a reduction in revenue under the Al Salam contract, which was not extended.

Earnings before interest and taxes.   Earnings before interest and taxes for the fiscal year ended April 1, 2005 pro forma were $23.3 million, a decrease of $1.8 million, or 7.2%, from $25.1 million for the fiscal year ended April 2, 2004. Earnings before interest and taxes as a percentage of revenue for the fiscal year ended April 1, 2005 pro forma was 3.4% compared to 4.3% for the fiscal year ended April 2, 2004. This reduction was due to the increased amortization resulting from the 2005 Acquisition and offset by an improvement in contract performance on the Contract Field Teams contract due to increased absorption of fixed costs.

The Period April 3, 2004 to February 11, 2005 and the Period February 12, 2005 to April 1, 2005

Other items impacting the immediate predecessor period April 3, 2004 to February 11, 2005 or the successor period February 12, 2005 to April 1, 2005 are presented below:

Depreciation and Amortization.   During the immediate predecessor period, the amortization of intangibles was based on appraised values of the customer contracts and related customer relationships that were determined on a by-contract basis done at the time of the Computer Sciences Corporation purchase of DynCorp with the assistance of a third party.

Interest Expense.   During the immediate predecessor period, interest expense was recorded at the parent level and was not allocated down to the operating units. As a result of the 2005 Acquisition, significant long-term debt has been incurred.

Liquidity and Capital Resources

The following table sets forth cash flow data for the periods indicated therein (dollars in thousands):

	Fiscal Year Ended April 2, 2004	Pro Forma Combined Fiscal Year Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Net Cash (Used in) Provided by Operating Activities	$(6,756)	$(33,332)	$55,111
Net Cash Used in Investing Activities	(2,292)	(880,101)	(6,231)
Net Cash Provided by (Used in) Financing Activities	11,017	920,397	(41,781)

Historically, we financed our capital and working capital requirements through a combination of cash flows from operating activities and transfers from the predecessor parent companies. We did not incur interest-bearing debt during the year ended April 2, 2004. In connection with the 2005 Acquisition, we entered into a $75.0 million revolving credit facility available to fund working capital and other cash requirements not funded from ongoing operations. Subsequently, in January 2006, this revolving credit facility was amended to $90.0 million. Leading up to the 2005 Acquisition, Computer Sciences Corporation accelerated collection of receivables where possible and delayed payments to vendors and subcontractors. As a result, we had to draw $20.0 million on the revolving credit facility shortly after the closing of the 2005 Acquisition, and as of April 1, 2005 the outstanding balance was $35.0 million. We repaid our revolving credit facility during the three months ended July 1, 2005.

Cash and cash equivalents as of March 31, 2006 were $20.6 million compared to $13.5 million as of April 1, 2005. Concurrently with, and as a condition to, the offering of our senior subordinated notes, we entered into a senior secured credit facility. Our senior secured credit facility provided us with a $345.0 million term loan, maturing in 2011, and up to $90.0 million in available revolving loan borrowings, maturing in 2010. As of March 31, 2006, our revolving credit facility was undrawn and we had $661.6 million of indebtedness, of which $341.6 million was secured, including the senior subordinated notes and excluding interest accrued thereon. The foregoing does not take into account the partial redemption of our senior subordinated notes with a portion of the proceeds that we received from our Equity Offering. On the same date, we had approximately $82.5 million available under our senior secured credit facility (which gives effect to $7.5 million of outstanding letters of credit). For more information regarding our senior secured credit facility, see notes to the consolidated financial statements elsewhere in this Form 10-K.

During fiscal 2006, $77.8 million of interest expense was incurred, which included both the interest costs applicable to the fiscal year, as well as amortization of the deferred financing fees resulting from the 2005 Acquisition. This interest expense includes the interest on the senior secured credit facility, the revolving credit facility, the senior subordinated notes and the accrued and unpaid dividends for the preferred stock. On May 9, 2006, we redeemed all of our outstanding preferred stock, of which $222.8 million in stated amount included accrued and unpaid dividends thereon as of May 9, 2006, with a portion of the proceeds from the Equity Offering.

On May 9, 2006, we consummated an Equity Offering of 25,000,000 shares of our Class A common stock, par value $0.01 per share, at a price of $15.00 per share. The gross proceeds from the Equity Offering of $375.0 million, together with cash on hand, were used: (i) to redeem all of our outstanding preferred stock, of which $222.8 million in stated amount, including accrued and unpaid dividends thereon, was outstanding as of May 9, 2006; (ii) to pay a special Class B distribution in the amount of $100.0 million to the holder of the Company’s common stock, DIV Holding LLC; (iii) to redeem $28.0 million of our senior subordinated notes on June 8, 2006; (iv) to pay prepayment penalties of $8.4 million as of May 9, 2006, $5.7 million of which represented prepayment penalties on our preferred stock and $2.7 million of which represented prepayment penalties on our senior subordinated notes; and (v) to pay transaction expenses of approximately $35.0 million, including an underwriters’ commission of $22.5 million, a fee of $5.0 million to Veritas Capital and $7.5 million of miscellaneous fees and expenses related to the Equity Offering.

In addition, we used cash on hand to pay special cash bonuses subsequent to the Equity Offering of $3.125 million in the aggregate to our executive officers and certain other members of management. Of that amount, Messrs. Cannon, Gorman, Thorne and Rosenkranz and Ms. Morrel received $1,000,000, $750,000, $500,000, $100,000 and $100,000, respectively. These bonuses rewarded management for their efforts in connection with the successful consummation of our Equity Offering.

Cash Flows

Operating Activities.   Net cash provided by operating activities for the fiscal year ended March 31, 2006 was $55.1 million, while net cash required by operating activities for the fiscal year ended April 1, 2005 pro forma was $(33.3) million. Cash provided by operating activities for the fiscal year ended March 31, 2006, consisted of $147.4 million of operating income before considering depreciation and amortization, less $77.7 million of cash paid for interest and normal short-term payment timing of trade receivables and payables.

Net cash used in operating activities for the period April 1, 2005 pro forma was $33.3 million. This cash requirement during the seven week period from February 12, 2005 to April 1, 2005 was primarily the result of a $58.3 million increase in accounts receivable, partially offset by increases in accounts payable and accruals of $12.0 million, and prepaid expenses and other current assets of $9.9 million. The primary driver behind the increase in accounts receivable was the timing of collections before and after the 2005 Acquisition. Net cash used in operating activities for the period from April 3, 2004 to February 11, 2005 was $2.1 million, while net cash used in operating activities for the fiscal year ended April 2, 2004 was $6.8 million. This decrease in operating cash flows was due primarily to a significant increase in accounts receivable more than offset by an increase in net income and accounts payable and accruals also related to growth in our revenues. The increase in accounts receivable was related to overall growth in our revenue and an increase in unbilled receivables for revenue under our Civilian Police program, which we were not able to bill until we received contract modification.

Investing Activities.   Net cash used in investing activities was $2.3 million, $880.1 million and $6.2 million for the fiscal year ended April 2, 2004, fiscal year ended April 1, 2005 pro forma and fiscal year ended March 31, 2006, respectively. For fiscal year ended April 2, 2004 and March 31, 2006, the primary use of cash was to purchase property and equipment. For fiscal year ended April 1, 2005 pro forma, the primary use of cash was to purchase the Company.

Financing Activities.   Net cash provided by financing activities was $920.4 million and $41.8 million for the fiscal year ended April 1, 2005 pro forma and March 31, 2006, respectively. The cash used in financing activities during the fiscal year ended March 31, 2006 is due to the repayment of borrowings under our revolving credit facility in the amount of $35.0 million, scheduled repayment of our bank note borrowings in the amount of $3.5 million, payment for offering expenses of $1.9 million, payment of debt issuance cost of $0.9 million and the purchase of an interest rate cap for $0.5 million, which limits our exposure to upward movements in variable rate debt. The net cash provided for fiscal year ended April 1, 2005 pro forma is primarily from the 2005 Acquisition. The net cash flow for fiscal 2004 is due to net transfers from our predecessor parent.

We expect that cash generated from operating activities and availability under our senior secured credit facility will be our principal sources of liquidity. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs. Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on the notes.

Debt and Other Obligations

Concurrently with the offering of our senior subordinated notes and subsequently amended on January 9, 2006, we entered into a senior secured credit facility. Our senior secured credit facility provided us with a $345.0 million term loan, maturing in 2011, and up to $90.0 million in available revolving loan borrowings, as amended, maturing in 2010. As of March 31, 2006, our revolving credit facility was undrawn, and, we had $661.6 million of indebtedness including the senior subordinated notes and excluding interest accrued thereon, of which $341.6 million was secured. The foregoing does not take into account the partial redemption of our senior subordinated notes with a portion of the proceeds that we received from our Equity Offering. On the same date, we had approximately $82.5 million available under our senior secured credit facility (which gives effect to $7.5 million of outstanding letters of credit that reduced our availability by that amount).

Our senior secured credit facility contains financial covenants, including a minimum interest coverage ratio and a maximum total debt to EBITDA ratio, and places certain restrictions on our ability to make capital expenditures. These financial ratios include a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of EBITDA (as defined in our senior revolving credit facility) to cash interest expense for trailing quarters. The minimum interest coverage ratio increases from 2:1 to 3.2:1 during the term of the senior secured credit facility. The maximum leverage coverage ratio decreases from 6:1 to 3:1 during the term of the senior secured credit facility. The senior secured credit facility also restricts the maximum amount of our capital expenditures during each year of the senior credit facility. Capital expenditures are expenditures that are required by generally accepted accounting principles to be included in the “purchase of property and equipment.” Our senior secured credit facility is secured by substantially all of our assets and the assets of our domestic subsidiaries, and by a pledge of all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our first tier foreign subsidiaries.

The initial borrowings thereunder are subject to customary closing conditions. For more information regarding our senior secured credit facility, see notes to the consolidated financial statements elsewhere in this Form 10-K.

On June 28, 2006, the Company and its operating company entered into a second amendment and waiver of our senior secured credit facility, dated February 11, 2005. The second amendment and waiver provided for a new term loan in the amount of $431.6 million, which was the outstanding balance of the existing term loan under our senior secured credit facility on the date of the second amendment and waiver. The maturity date of the new term loan is unchanged from the maturity date of the existing term loan. The proceeds from the new term loan were used to repay the existing term loan. The second amendment and waiver also, among other things, (i) decreases the interest rate applicable to the term loan under our senior secured credit facility; (ii) permits us to request an increase in our revolving credit facility by an aggregate amount of up to $30.0 million provided that none of the existing lenders or any other lender is committed to provide such increase; (iii) increases the amount of capital expenditures permitted under our senior secured credit facility from $4.0 million per fiscal year to $8.0 million per fiscal year; (iv) increases the amount of capitalized leases permitted under our senior secured credit facility; (v) allows for the payment of dividends and the repurchase of our capital stock in the amount of $10.0 million plus, if our leverage ratio (as defined in our senior secured credit facility) is below 3.25:1.00, 25% of our excess cash flow (as defined in our senior secured credit facility) for each fiscal year; and (vi) postpones the first prepayment of the senior secured credit facility based on our excess cash flow until 90 days following our fiscal year which ends on March 30, 2007.

On January 9, 2006, we entered into a first amendment and waiver of our senior secured credit facility. The first amendment and waiver increased the revolving commitment under our senior secured credit facility by $15.0 million to $90.0 million, which includes an increase in the sub-limit for letters of credit equal to the same amount. The first amendment and waiver also permitted us to: (i) pay a transaction fee to Veritas Capital related to the Equity Offering of up to $10.0 million; (ii) pay a distribution to the holders of our Class B common stock in an amount equal to the sum of (x) $100.0 million plus (y) the proceeds, if any, of the underwriters’ over-allotment option, net of discount and estimated offering expenses; (iii) redeem all of our then currently outstanding preferred stock; and (iv) redeem up to $65.0 million of the $320.0 million aggregate principal amount of the senior subordinated notes. The first amendment and waiver waived the requirement in the senior secured credit facility that we use 50% of the net cash proceeds from the Equity Offering to prepay loans under the senior secured credit facility and/or permanently reduce the revolving commitments.

In February 2005, we completed an offering of $320.0 million of our 9.50% senior subordinated notes due 2013.

Our capital expenditures are primarily related to contractual requirements. We spent an aggregate of approximately $3.5 million and $8.7 million for capital expenditures primarily relating to the purchase of vehicles, equipment and for certain leasehold improvements in fiscal 2006 and 2005, respectively. We customarily lease our vehicles and equipment; however, our former parent elected to purchase certain equipment in fiscal 2005. As a result, fiscal 2005 capital expenditures of $8.7 million were significantly higher than fiscal 2004 capital expenditures of $2.0 million due to this one time vehicle and equipment purchases for the Andrews contract, and leasehold improvements requested for the AH-1/UH-1 contract. We intend to continue our practice of leasing our vehicles and equipment in the future. Our senior secured credit facility limits our annual capital expenditures to $4.0 million. We do not expect this limitation to have a material effect on our business. In addition, the senior secured credit facility contains various customary affirmative and negative covenants (subject to customary exceptions and certain existing obligations and liabilities), including, but not limited to, restrictions on our ability and the ability of our subsidiaries to: (i) dispose of assets; (ii) incur additional indebtedness and guarantee obligations; (iii) repay other indebtedness; (iv) pay certain restricted payments and dividends; (v) create or prohibit the creation of liens on assets; (vi) make investments, loans or advances; (vii) restrict distributions to us from our subsidiaries; (viii) make certain acquisitions; (ix) engage in mergers or consolidations; (x) enter into sale and leaseback transactions; (xi) engage in certain transactions with subsidiaries that are not guarantors of the senior secured credit facility or with affiliates; or (xii) amend the terms of the notes and otherwise restrict corporate activities.

These covenants limit our ability to, among other things:

•       incur additional indebtedness or guarantee obligations;

•       repay indebtedness (including the senior subordinated notes) prior to stated maturities;

•       pay dividends or make certain other restricted payments;

•       make investments or acquisitions;

•       create liens or other encumbrances; and

•       transfer or sell certain assets or merge or consolidate with another entity.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations, giving effect to the application of the use of proceeds of our Equity Offering, as of March 31, 2006:

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
	(dollars in millions)
Contractual Obligations:
Senior Secured Credit Facility
Term Loan(1)	$2.6	$3.5	$4.3	$3.4	$327.8	$—	$341.6
Revolving Credit Facility(2)	—	—	—	—	—	—	—
Senior Subordinated Notes	—	—	—	—	—	320.0	320.0
Operating Leases(3)	4.6	4.2	2.5	2.2	2.2	12.0	27.7
Interest on Indebtedness(4)	54.6	54.1	53.8	53.5	43.0	52.0	311.0
Management Fee(5)	0.3	0.3	0.3	0.3	0.3	0.3	1.8
Total Contractual Obligations	$62.1	$62.1	$60.9	$59.4	$373.3	$384.3	$1,002.1

(1)    Assumes that our senior secured revolving credit facility will be undrawn. Also does not include outstanding letters of credit which, as of March 31, 2006, were approximately $7.5 million.

(2)    Does not give effect to mandatory payment of term loan, if any, with excess cash flow.

(3)    For additional information about our operating leases, see Note 10 to our consolidated financial statements presented elsewhere in this Form 10-K.

(4)    Represents interest expense calculated using interest rates of: (i) 7.80% on our $345.0 million term loan; and (ii) 9.50% on the senior subordinated notes.

(5)    For additional information on the management fee, see “Certain Relationships and Related Transactions.”

Off-Balance-Sheet Arrangements

As of March 31, 2006, other than the operating leases discussed above, we had no off-balance-sheet arrangements.

Fiscal Periods

We use a 52/53-week fiscal year ending on the closest Friday to March 31. The period from April 3, 2004 to February 11, 2005 is a 45-week period. The fiscal year ended April 2, 2004 was a 53-week year.

Effects of Inflation

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. Consequently, because costs and revenues include an inflationary increase commensurate with the general economy in which we operate, net income as a percentage of revenues has not been significantly impacted by inflation.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to revenue recognition and cost estimation on long-term contracts, allowance for doubtful accounts, determination of goodwill and customer-related intangible assets, goodwill impairment, accounting for contingencies and litigation and accounting for income taxes. Our estimates and assumptions have been prepared on the basis of the most current available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from these estimates under different assumptions and conditions.

We have several critical accounting policies that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are as follows:

Revenue Recognition and Cost Estimation on Long-Term Contracts

We provide our services under cost-reimbursement, time-and-materials and fixed-price contracts. The form of contract, rather than the type of service offering, is the primary determinant of revenue recognition. Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable and collectibility is reasonably assured. For fiscal 2005 and 2006, approximately 34%, 39%, 27% and approximately 28%, 38% and 34% of our revenues were derived from cost-reimbursement, time-and-materials and fixed-price contracts, respectively. For more information on our contract types, see “Business—Contract Types.”

Revenue on fixed-price contracts is generally recognized ratably over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on fixed-price construction or production-type contracts, when they occur, is recognized on the basis of the estimated percentage of completion. Progress towards completion is typically measured based on achievement of specified contract milestones, when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the deferral of costs or profit on these contracts. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Revenue on fixed-price contracts that have a duration of less than six months is recognized on the completed contract method. Work in progress is classified as a component of inventory.

We provide for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Amounts billed but not yet recognized as revenue under certain types of contracts are deferred. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. government contracts, including indirect costs, are subject to audit and adjustment by negotiations between us and government representatives. Substantially all of our indirect contract costs have been agreed upon through 2004. Contract revenues on U.S. government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Contract costs are expensed as incurred, except as described above and on certain other production-type fixed-price contracts, where costs are deferred until such time that associated revenue is recognized.

Client contracts may include the provision of more than one of our services. For revenue arrangements with multiple deliverables, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

Many of our contracts are time-and-materials or fixed hourly/daily rate contracts. For these contracts, revenue is recognized each month based on actual hours/days charged to the program during that month multiplied by the fixed hourly/daily rate in the contract for the type of labor charged. Any material or other direct charges are recognized as revenue based on the actual direct cost plus Defense Contract Audit Agency-approved indirect rates.

Cost-reimbursement type contracts can be either Cost Plus Fixed Fee, or Cost Plus Award Fee. Revenue recognition for these two contract types is very similar. In both cases, revenue is based on actual direct cost plus Defense Contract Audit Agency-approved indirect rates. In the case of Cost Plus Fixed Fee, the fixed fee is recognized based on the ratio of the fixed fee for the contract to the total estimated cost of the contract. In the case of Cost Plus Award Fee contracts, the fee is made up of two components, base fee and award fee. Base fee is recognized in the same manner as the fee on Cost Plus Fixed Fee contracts. The award fee portion is recognized based on an average of the last two award fee periods or award experience for similar contracts for new contracts that lack specific experience.

Allowance for Doubtful Accounts

We establish allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause a misstatement of our accounts receivable, which could significantly impact our consolidated financial statements by incurring bad debt expense. Given that we primarily serve the U.S. government, we believe the risk to be relatively low that a misstatement of accounts receivable would have a material impact on our financial results.

Determination of Goodwill and Customer-Related Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the 2005 Acquisition was accounted for using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, internally developed technology and tradename, as well as assessments of the fair value of tangible assets such as property and equipment. Liabilities acquired included reserves for litigation and other contingency reserves established prior to, or at the time of, acquisition and require judgment in ascertaining a reasonable value as well.

Third-party valuation firms assisted management in the appraisal of certain assets and liabilities, but even those determinations were based on significant estimates provided by us. For example, the value ultimately assigned to customer-related intangibles and internally developed technology were determined by a third-party valuation firm as of the date of acquisition, based on estimates and judgments provided by us regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which was discounted to present value. If actual future after-tax cash flows are significantly lower than our estimates, we may be required to record an impairment charge to write down the identifiable intangible assets to their realizable values.

The value assigned to the 2005 Acquisition goodwill equaled the amount of the purchase price in excess of the sum of the amounts assigned to the identifiable acquired assets, both tangible and intangible, less liabilities assumed. At March 31, 2006, we had goodwill of $420.2 million and identifiable intangible assets of $272.7 million.

Goodwill and Intangible Impairment

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually, during our fourth fiscal quarter, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or a component of an operating segment. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. Management judgments include, but are not limited to, estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as, expected growth rates for cash flows and long-term interest rates. The first step of the process consists of estimating the fair value of each of the reporting units based on a discounted cash flow model and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in step one. The impairment charge, if any, would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of their goodwill. A decline in estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations. We completed our impairment analysis of goodwill as of February 24, 2006, noting no indications of impairment for any of our reporting units. In addition, as of March 31, 2006, there have been no events or circumstances that would indicate an impairment of other identifiable intangibles, such as customer-related intangibles.

Accounting for Contingencies and Litigation

We are subject to various claims and contingencies associated with lawsuits, insurance, tax and other issues arising out of the normal course of business. The consolidated financial statements reflect the treatment of claims and contingencies based on our view of the expected outcome. We consult with legal counsel on issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. If the likelihood of an adverse outcome is probable and the amount is estimable, we accrue a liability in accordance with SFAS No. 5, “Accounting for Contingencies.”  Significant changes in the estimates or assumptions used in assessing the likelihood of an adverse outcome could have a material effect on our consolidated financial results.

Accounting for Income Taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. SFAS No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results together with the Company’s forecasts of future pretax operating results, we believe that net deferred tax assets in the amount of $12.3 million are realizable based on the “more likely than not” standard required for recognition.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The Company’s provision for income taxes is based on a jurisdictional mix of earnings, statutory rates and enacted tax rules. Significant judgment is required in determining the Company’s provision for income taxes and in evaluating its tax positions on a worldwide basis. The Company believes its tax position is consistent with the tax laws in the jurisdictions in which it conducts its business. It is possible that these positions may be challenged, which may have a significant impact on the Company’s effective tax rate.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock-Based Compensation.”  The revised SFAS No. 123 (“SFAS No. 123(R)”), “Share-Based Payment,” supersedes Accounting Principles Board No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires all companies to measure and recognize compensation expense for all stock-based payments at fair value. Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective application transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock grants related to the Company’s incentive plans, to be based on fair values. SFAS No. 123(R) supersedes the Company’s previous accounting for these plans under APB No. 25 for the periods beginning October 1, 2005. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial statements. Financial statements for prior interim periods, fiscal years and predecessor periods do not reflect any restated amounts as a result of this adoption in accordance with the modified prospective application transition method under SFAS No. 123(R).

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Retirement Obligations,” which clarifies the term “conditional asset retirement obligations,” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose a description of the obligation, the fact that a liability has not been recognized and the reasons why the liability cannot be reasonably estimated. The requirements of FIN 47 are effective for fiscal periods ending after December 15, 2005. The adoption of FIN 47 did not have any effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS No. 154 replaces APB Opinion No. 20 (“APB 20”), “Accounting Changes” and SFAS No. 3,

“Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions of APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. The adoption of SFAS No. 154 did not have any effect on the Company’s consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position No. FIN 45-3 (“FSP FIN 45-3”) “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” which is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following the date FSP FIN 45-3 was issued. FSP FIN 45-3 amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include guarantees granted to a business that the revenue of the business for a specified period of time will be at least a specified minimum amount under its recognition, measurement and disclosure provisions. This interpretation is effective for the Company beginning on January 1, 2006. The adoption of FSP FIN 45-3 did not have any effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates and foreign currency exchange rates. For further discussion of market risks we may encounter, see “Risk Factors.”

Interest Rate Risk

We have interest rate risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our senior secured credit facility is a variable rate arrangement. The interest rate is based on a floating Eurodollar benchmark rate plus a fixed spread. As of March 31, 2006, we had $661.6 million of indebtedness, without giving effect to the application of the use of proceeds of our Equity Offering, including the senior subordinated notes and excluding interest thereon, of which $341.6 million was secured. On the same date, we had approximately $82.5 million available under our senior secured credit facility (which gives effect to $7.5 million of outstanding letters of credit). Each quarter point change in interest rates results in approximately $0.9 million change in annual interest expense on the term loan and, assuming the entire revolving loan was drawn, an approximately $0.2 million change in annual interest expense on the revolving loan. Subsequent to April 1, 2005, we entered into an interest rate cap agreement that caps the maximum interest rate for 50% of the term loan over the next three years.

The table below provides information about our fixed rate and variable rate long-term debt agreements, without giving effect to the application of the use of proceeds of our Equity Offering to redeem a portion of our senior subordinated notes, as of March 31, 2006.

	Expected Maturity as of March 31, 2006 Fiscal Year							Average Interest
	2007	2008	2009	2010	2011	Thereafter	Total	Rate
	(dollars in millions)
Fixed rate	$—	$—	$—	$—	$—	$320.0	$320.0	9.5%
Variable rate	2.6	3.5	4.3	3.4	327.8	—	341.6	7.8%
Total debt	$2.6	$3.5	$4.3	$3.4	$327.8	$320.0	$661.6

The carrying amount of our borrowings under the senior secured credit facility approximates fair value based on the variable interest rates of this debt. The fair value of senior subordinated notes is based on their quoted market value. The above table does not give effect to $7.5 million of outstanding letters of credit as of March 31, 2006.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with currency exchange rate fluctuations. We have determined local currencies are the functional currencies of certain foreign operations. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as accumulated other comprehensive (loss) income (“OCI”). As of April 1, 2005 and March 31, 2006, the balance of currency translation adjustment included in OCI was an unrealized gain of $22,000 and $42,000, respectively. Currency exchange rate fluctuations may also affect our competitive position in international markets as a result of their impact on our profitability and the pricing offered to our non-U.S. customers.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	56
Consolidated Statements of Operations for the fiscal year ended April 2, 2004, for the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor), for the 49 Days ended April 1, 2005 and for the fiscal year ended March 31, 2006 (Successor)	57
Consolidated Balance Sheets as of April 1, 2005 and March 31, 2006 (Successor)	58
Consolidated Statements of Cash Flows for the fiscal year ended April 2, 2004, for the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor), for the 49 Days ended April 1, 2005 and for the fiscal year ended March 31, 2006 (Successor)	60
Consolidated Statements of Shareholder’s Equity for the fiscal year ended April 2, 2004, for the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor), for the 49 Days ended April 1, 2005 and for the fiscal year ended March 31, 2006 (Successor)	61
Notes to Consolidated Financial Statements	62
Financial Statement Schedule:
Schedule I – Condensed Financial Information of Registrant	90
Schedule II – Valuation and Qualifying Accounts for the fiscal year ended April 2, 2004, for the period from April 3, 2004 to February 11, 2005, for the 49 days ended April 1, 2005 and for the fiscal year ended March 31, 2006	94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DynCorp International Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of DynCorp International Inc. and subsidiaries (the “Company”) as of April 1, 2005  and March 31, 2006 (Successor), and the related consolidated statements of operations, shareholder’s equity, and cash flows for the fiscal year ended April 2, 2004, the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor), the 49 days ended April 1, 2005 and the fiscal year ended March 31, 2006 (Successor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, DynCorp International LLC was a wholly owned subsidiary of DynCorp, which was acquired by a newly formed entity, DynCorp International Inc., on February 11, 2005. As a result, the periods presented in the accompanying financial statements reflect a new basis of accounting beginning February 12, 2005.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 1, 2005 and March 31, 2006, and the results of their operations and their cash flows for the fiscal year ended April 2, 2004, the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor), the 49 days ended April 1, 2005 and the fiscal year ended March 31, 2006 (Successor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Fort Worth, Texas
June 28, 2006

DYNCORP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Immediate Predecessor		Successor
	Fiscal Year Ended April 2, 2004	Period From April 3, 2004 to Feb. 11, 2005	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Revenues	$1,214,289	$1,654,305	$266,604	$1,966,993
Costs of services (excluding depreciation and amortization disclosed below)	1,106,571	1,496,109	245,406	1,722,089
Selling, general and administrative	48,350	57,755	8,408	97,520
Depreciation and amortization	8,148	5,922	5,605	46,147
Operating income	51,220	94,519	7,185	101,237
Other expense (income):
Interest expense	—	—	8,054	56,686
Interest on mandatory redeemable shares	—	—	2,182	21,142
Interest income	(64)	(170)	(7)	(461)
Income (loss) before income taxes	51,284	94,689	(3,044)	23,870
Provision for income taxes	19,924	34,956	60	16,627
Net income (loss)	$31,360	$59,733	$(3,104)	$7,243

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
(Dollars in thousands)

	Successor
	April 1, 2005	March 31, 2006
Current assets:
Cash and cash equivalents	$13,474	$20,573
Receivables, net of allowances for doubtful accounts of $4,500 and $8,479 at April 1, 2005 and March 31, 2006, respectively	422,514	440,195
Prepaid expenses and other current assets	26,248	43,733
Deferred tax asset	—	795
Total current assets	462,236	505,296

Property and equipment at cost, less accumulated depreciation of $227 and $1,296 at April 1, 2005 and March 31, 2006, respectively	10,657	8,769

Other assets:
Goodwill	344,545	420,180
Tradename	18,318	18,318
Customer related intangibles, net of accumulated amortization of $5,094 and $43,471 at April 1, 2005 and March 31, 2006, respectively	285,287	246,910
Other intangibles, net of accumulated amortization of $383 and $3,672 at April 1, 2005 and March 31, 2006, respectively	6,833	7,453
Deferred financing costs, net of accumulated amortization of $383 and $3,261 at April 1, 2005 and March 31, 2006, respectively	19,438	17,469
Deferred income taxes	—	11,518
Other assets	879	3,176
Total other assets	675,300	725,024

Total assets	$1,148,193	$1,239,089

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND SHAREHOLDER’S EQUITY
(Dollars in thousands, except per share amount)

	Successor
	April 1, 2005	March 31, 2006
Current liabilities:
Current portion of long-term debt	$37,588	$2,588
Accounts payable	135,677	132,396
Accrued payroll and employee costs	56,187	65,586
Accrued expenses - related party	8,866	11,272
Other accrued liabilities	23,491	33,845
Income taxes	60	8,280
Total current liabilities	261,869	253,967
Long-term debt - less current portion	662,412	658,963
Other long-term liabilities	4	—
Shares subject to mandatory redemption Series A preferred stock, stated value $125,000 and $195,550; 350,000 shares authorized; 125,000 shares and 190,550 shares issued and outstanding; redemption value of $127,182 and $219,821 at April 1, 2005 and March 31, 2006, respectively	126,990	219,821
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value - 500,000 shares authorized; 500,000 shares issued and outstanding at April 1, 2005 and March 31, 2006, respectively	5	5
Additional paid-in capital	99,995	102,412
(Accumulated deficit) retained earnings	(3,104)	4,139
Accumulated other comprehensive income (loss)	22	(218)
Total shareholder’s equity	96,918	106,338
Total liabilities and shareholder’s equity	$1,148,193	$1,239,089

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Immediate Predecessor		Successor
		Period From		Fiscal Year
	Fiscal Year	April 3, 2004	49 Days	Ended
	Ended	to Feb. 11,	Ended	March 31,
	April 2, 2004	2005	April 1, 2005	2006

Cash flows from operating activities
Net income (loss)	$31,360	$59,733	$(3,104)	$7,243
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities from continuing operations:
Depreciation and amortization	8,788	6,637	5,704	47,020
Non-cash interest expense (redeemable preferred stock dividends)	—	—	2,182	21,142
Deferred financing cost amortization	—	—	383	2,878
Loss on disposition of assets	14	21	—	—
Provision for losses on accounts receivable	—	4,338	—	4,204
Income from equity joint ventures	(135)	(65)	(4)	(214)
Deferred taxes	8,729	225	—	(9,407)
Compensation expense related to Class B equity participation	—	—	—	2,417
Changes in current assets and liabilities:
Accounts receivable	(85,190)	(133,185)	(58,344)	(21,885)
Prepaid expenses and other current assets	(17,948)	(20,672)	9,866	(17,485)
Accounts payable and accruals	47,736	80,658	12,017	10,828
Income taxes payable	(110)	218	60	8,370
Net cash (used in) provided by operating activities	(6,756)	(2,092)	(31,240)	55,111

Cash flows from investing activities
Net cash paid for businesses acquired	—	—	(865,053)	—
Purchase of property and equipment	(2,047)	(8,473)	(244)	(2,271)
Payment for computer software upgrade	—	—	—	(3,909)
Other assets	(245)	(2,234)	(4,097)	(51)
Net cash used in investing activities	(2,292)	(10,707)	(869,394)	(6,231)

Cash flows from financing activities
Net transfers from parent company	11,017	14,325	—	—
Capital contributions	—	—	224,825	—
Issuance of acquisition debt	—	—	665,000	—
Payments for offering costs	—	—	—	(1,940)
Net proceeds (payments) from credit line	—	—	35,000	(35,000)
Payments on credit facility	—	—	—	(3,449)
Debt issuance costs	—	—	(18,753)	(909)
Purchase of interest rate cap	—	—	—	(483)
Net cash provided by (used in) financing activities	11,017	14,325	906,072	(41,781)

Net increase in cash and cash equivalents	1,969	1,526	5,438	7,099
Cash and cash equivalents, beginning of period	4,541	6,510	8,036	13,474
Cash and cash equivalents, end of period	$6,510	$8,036	$13,474	$20,573

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars and shares in thousands)

		Accumulated
		Other
	Parent’s Net	Comprehensive
	Investment	Income (Loss)	Total
Immediate Predecessor
Balance at March 29, 2003	$354,189	$9	$354,198

Comprehensive income:
Net income	31,360	—	31,360
Currency translation adjustment	—	(2)	(2)
Comprehensive income			31,358
Net transfers to Computer Sciences Corporation	11,017	—	11,017
Balance at April 2, 2004	396,566	7	396,573

Comprehensive income:
Net income	59,733	—	59,733
Currency translation adjustment	—	60	60
Comprehensive income	—	67	59,793
Net transfers to Computer Sciences Corporation	14,325	—	14,325
Balance at February 11, 2005	$470,624	$67	$470,691

	Common Stock
					Accumulated
			Additional	(Accumulated	Other
			Paid-In	Deficit) Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Successor
Initial Capitalization-February 12, 2005 .	500	$5	$99,995	$—	$—	$100,000
Comprehensive loss:
Net loss				(3,104)	—	(3,104)
Currency translation adjustment				—	22	22
Comprehensive loss				(3,104)	22	(3,082)
Balance at April 1, 2005	500	5	99,995	(3,104)	22	96,918
Comprehensive income:
Net income			—	7,243	—	7,243
Interest rate cap			—	—	(260)	(260)
Currency translation adjustment			—	—	20	20
Comprehensive income			—	7,243	(240)	7,003
Deferred compensation expense on Class B equity			2,417			2,417
Balance at March 31, 2006	500	$5	$102,412	$4,139	$(218)	$106,338

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

For the Fiscal Year Ended April 2, 2004, Period from April 3, 2004 to February 11, 2005,
49 Days Ended April 1, 2005 and Fiscal Year Ended March 31, 2006

Note 1—Summary of Significant Accounting Policies

Description of Business and Organization

DynCorp International Inc. through its subsidiaries (together, the “Company”) provides defense and technical services and government outsourced solutions primarily to U.S. government agencies throughout the United States and internationally. Key offerings include aviation services, such as maintenance and related support, as well as base maintenance/operations and personal and physical security services. Primary customers include the U.S. Departments of Defense and State, but also include other government agencies, foreign governments and commercial customers.

On February 11, 2005, Computer Sciences Corporation and DynCorp, its former parent, sold DynCorp International LLC to DynCorp International Inc. (the “Successor Parent”), a newly formed entity controlled by The Veritas Capital Fund II, L.P. and its affiliates (“Veritas”). The Successor Parent has no operations independent of DynCorp International LLC. The primary reason for the acquisition and most significant factor contributing to the goodwill value is the Company’s ability to leverage its infrastructure and management expertise in addressing the government outsourcing trend. Prior to the February 11, 2005 acquisition, the entities to be sold were reorganized under DynCorp International LLC by transfers of net assets and other wholly owned legal entities by companies under common control. The reorganization was recorded at historical cost and accounted for on an “as if pooled” basis. Accordingly, the accompanying consolidated financial statements give retroactive effect to such transactions as of the beginning of the first period presented. All significant intercompany balances and transactions were eliminated.

The acquisition was accounted for under the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based on an estimate of the fair value at the date of the acquisition. (See Note 3 for further discussion.)  Therefore, the period presented in the accompanying financial statements reflects a new basis of accounting beginning February 12, 2005. The financial statements from March 29, 2003 to February 11, 2005, are referred to as the “immediate predecessor period” statements and the statements from February 12, 2005 forward are referred to as the “successor period” statements.

The consolidated financial statements have been prepared from the separate records maintained by segments comprising the Company and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Company had been operated as a separate company prior to February 12, 2005.

The historical financial statements prior to February 12, 2005, do not reflect the impact of many significant events and changes that have occurred as a result of the separation from Computer Sciences Corporation, including, but not limited to, the establishment of a stand-alone capital structure; the issuance of the debt securities necessary to effect the sale (and the related incurrence of interest expense); and the creation of independent information technology, purchasing, banking, insurance and employee benefits programs.

Historically, the Company has relied upon Computer Sciences Corporation to provide it with certain services more fully described in Note 2. As a separate entity, the Company developed and implemented the

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 1—Summary of Significant Accounting Policies (Continued)

systems and infrastructure necessary to support current and future business. The Company and Computer Sciences Corporation have entered into a transition services agreement (see Note 2) whereby Computer Sciences Corporation provided some of these functions to the Company for a specified period following the closing of the sale. Following the expiration of the transition services agreement, the Company will be required to perform such functions internally or purchase them from unaffiliated vendors or both. Management estimates that the stand-alone costs for all of the various functions performed by Computer Sciences Corporation approximate the amounts allocated. It is possible that the Company may not be able to: (a) obtain services from unaffiliated providers, or (b) employ staff to handle these functions internally at the same costs or other terms and conditions as those enjoyed as a subsidiary of Computer Sciences Corporation or pursuant to the transition services agreement.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. All wholly owned subsidiaries have been included in the financial statements. The Company has no active majority-owned subsidiaries. Investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies. The Company has no investments in business entities of less than 20%.

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of March 31, 2006, and are accounted for by the equity method. For all of the entities listed below, the Company has the right to elect half of the board of directors or other management body. Economic rights are indicated by the ownership percentages listed below.

Dyn Al-Rushaid Services LLC	50.0%
DynCorp-Hiberna Ltd.	50.0%
DynEgypt LLC	50.0%
DynPuertoRico Corporation	49.9%
Babcock DynCorp Limited	40.0%

Industry Segments

The Company operates in two principal operating segments, International Technical Services (“ITS”) and Field Technical Services (“FTS”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates these estimates and assumptions on an ongoing basis, including those relating to allowances for doubtful accounts, fair value and impairment of intangible assets and goodwill, income taxes, profitability on

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 1—Summary of Significant Accounting Policies (Continued)

contracts, anticipated contract modifications, contingencies and litigation. Actual results could differ from those estimates.

Parent Net Investment

Parent net investment represents Computer Sciences Corporation’s net investments in DynCorp International LLC for the immediate predecessor period. No intercompany interest income or expense was allocated to, or included in, the accompanying financial statements.

Revenue Recognition

The Company provides its services under cost-reimbursement, time-and-materials and fixed-price contracts. The form of contract, rather than the type of service offering, is the primary determinant of revenue recognition. Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues by contract type for fiscal 2004 and 2006 and the combined period in fiscal 2005 were as follows:

	2004	2005	2006
Cost-Reimbursement	44%	34%	28%
Time-and-Materials	32	39	38
Fixed-Price	24	27	34
Total	100%	100%	100%

Revenue on fixed-price contracts is generally recognized ratably over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on fixed-price construction or production-type contracts, when they occur, is recognized on the basis of the estimated percentage-of-completion. Progress toward completion is typically measured based on achievement of specified contract milestones, when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract. This method can result in the deferral of costs or profit on these contracts. Management regularly reviews project profitability and underlying estimates. Revisions to the estimates at completion are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. Revenue on fixed-price contracts that have a duration of less than six months is recognized on the completed contract method. Work in progress is classified as a component of inventory.

The Company provides for anticipated losses on contracts by a charge to income during the period in which the losses are first identified. Amounts billed but not yet recognized as revenue under certain types of contracts are deferred. Unbilled receivables are stated at estimated realizable value. Contract costs on U.S. government contracts, including indirect costs, are subject to audit and adjustment by negotiations

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 1—Summary of Significant Accounting Policies (Continued)

between the Company and government representatives. Substantially all of the Company’s indirect contract costs have been agreed upon through 2004. Contract revenues on U.S. government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Contract costs are expensed as incurred, except as described above and on certain other production-type fixed-price contracts, where costs are deferred until such time that associated revenue is recognized.

Client contracts may include the provision of more than one of the Company’s services. For revenue arrangements with multiple deliverables, revenue recognition includes the proper identification of separate units of accounting and the allocation of revenue across all elements based on relative fair values.

Many of the Company contracts are time-and-materials or fixed hourly/daily rate contracts. For these contracts, revenue is recognized each month based on actual hours/days charged to the program during that month multiplied by the fixed hourly/daily rate in the contract for the type of labor charged. Any material or other direct charges are recognized as revenue based on the actual direct cost plus Defense Contract Audit Agency-approved indirect rates.

Cost-reimbursement type contracts can be either Cost Plus Fixed Fee, or Cost Plus Award Fee. Revenue recognition for these two contract types is very similar. In both cases, revenue is based on actual direct cost plus Defense Contract Audit Agency-approved indirect rates. In the case of Cost Plus Fixed Fee, the fixed fee is recognized based on the ratio of the fixed fee for the contract to the total estimated cost of the contract. In the case of Cost Plus Award Fee contracts, the fee is made up of two components, base fee and award fee. Base fee is recognized in the same manner as the fee on Cost Plus Fixed Fee contracts. The award fee portion is recognized based on an average of the last two award fee periods or award experience for similar contracts for new contracts that lack specific experience.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause a misstatement of accounts receivable, which could significantly impact our consolidated financial statements by incurring bad debt expense. Given that the Company primarily serves the U.S. government, management believes the risk to be relatively low that a misstatement of accounts receivable would have a material impact on the Company’s financial results.

Property and Equipment

The Company’s depreciation and amortization policies are as follows:

Property and equipment:
Computer and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 1—Summary of Significant Accounting Policies (Continued)

The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. As part of the purchase accounting, which resulted from the acquisition of the Company by the Successor Parent, all fixed assets were adjusted to fair value on February 11, 2005, thus resetting accumulated depreciation to $0 at the acquisition date. See Note 3 for further discussion of the acquisition.

Indefinite Lived Assets

Indefinite-lived assets, including goodwill, are not amortized but are subject to an annual impairment test. The first step of the impairment test, used to identify potential impairment, compares the fair value of each of the Company’s reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. Effective April 1, 2005 and February 24, 2006, the Company completed its annual impairment tests. Based on the results of these tests, no impairment losses were identified.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances indicate a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period. As of March 31, 2006, management believes there have been no events or circumstances that would indicate an impairment of long-lived assets.

Income Taxes

The Company’s operating results historically have been included in Computer Sciences Corporation’s consolidated U.S. and state income tax returns and in tax returns of certain Computer Sciences Corporation foreign subsidiaries. Operating results from February 12, 2005 forward will be included in such returns of the Company. The provision for income taxes in the Company’s consolidated financial statements has been determined on a separate return basis. Deferred tax assets and liabilities are recognized for expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated by the Company using available market information and other valuation methods. Values are based on available market quotes or estimates using a discounted

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 1—Summary of Significant Accounting Policies (Continued)

cash flow approach based on the interest rates currently available for similar instruments. The fair values of financial instruments for which estimated fair value amounts are not specifically presented are estimated to approximate the related recorded values.

Cash Flows

For purposes of reporting cash and cash equivalents, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments (refunds) for taxes on income (loss) are noted in the table below. Amounts through February 11, 2005 are for foreign taxes on income (loss). Domestic payments were processed and paid by Computer Sciences Corporation between March 29, 2003 and February 11, 2005 and by DynCorp International Inc. from February 12, 2005 forward.

	Immediate Predecessor		Successor
	Fiscal Year Ended April 2, 2004	Period From April 3, 2004 to Feb. 11, 2005	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Taxes on income (loss)	$2,446	$(10)	$2	$19,025

The Company paid interest of $322 and $57,464 during the 49 days ended April 1, 2005 and the fiscal year ended March 31, 2006, respectively.

The Company had non-cash investing activities of $1,194 related to property and equipment purchases that were accrued at March 31, 2006. In addition, goodwill, preferred stock and deferred tax assets increased by $75,635, $71,689 and $6,884, respectively, related to the purchase price working capital settlement agreement and adjustments.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The revised SFAS No. 123 (“SFAS No. 123(R)”), “Share-Based Payment,” supersedes Accounting Principles Board No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires all companies to measure and recognize compensation expense for all stock-based payments at fair value. Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective application transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and restricted stock grants related to the Company’s incentive plans, to be based on fair values. SFAS No. 123(R) supersedes the Company’s previous accounting for these plans under APB No. 25 for the periods beginning October 1, 2005. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated financial statements. Financial statements for prior interim periods, fiscal years and predecessor periods do not reflect any restated amounts as a result of this adoption in accordance with the modified prospective application transition method under SFAS No. 123(R).

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 1—Summary of Significant Accounting Policies (Continued)

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Retirement Obligations,” which clarifies the term “conditional asset retirement obligations,” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose a description of the obligation, the fact that a liability has not been recognized and the reasons why the liability cannot be reasonably estimated. The requirements of FIN 47 are effective for fiscal periods ending after December 15, 2005. The adoption of FIN 47 did not have any effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS No. 154 replaces APB Opinion No. 20 (“APB 20”), “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions of APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. The adoption of SFAS No. 154 did not have any effect on the Company’s consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position No. FIN 45-3 (“FSP FIN 45-3”) “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” which is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following the date FSP FIN 45-3 was issued. FSP FIN 45-3 amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to include guarantees granted to a business that the revenue of the business for a specified period of time will be at least a specified minimum amount under its recognition, measurement and disclosure provisions. This interpretation is effective for the Company beginning on January 1, 2006. The adoption of FSP FIN 45-3 did not have any effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts from previous periods have been reclassified in the accompanying consolidated financial statements to conform to the 2006 presentation. These reclassifications did not affect net income (loss).

Note 2—Transactions Between Immediate Predecessor Parent and the Company

During the period of fiscal 2004 and the period from April 3, 2004 to February 11, 2005, the Company’s predecessor parent allocated $12,700 and $11,900, respectively, of expenses to the Company incurred for providing executive oversight and corporate headquarter functions, consolidation accounting, treasury, tax, legal, public affairs, human resources, information technology and other services. The Company considers the allocations to be reasonable reflections of the utilization of services provided to, or the benefit received by, the Company. Computer Sciences Corporation continued to perform certain of

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 2—Transactions Between Immediate Predecessor Parent and the Company (Continued)

these functions under a transition services agreement, described below, until the Company assumed full responsibility for them as a separate company. Until then, the Company’s costs for these functions will be included both as charges from Computer Sciences Corporation under the transition services agreement and as the Company’s own costs to initiate and perform these functions.

Transition Services Agreement

The Company and Computer Sciences Corporation entered into a transition services agreement (the “Agreement”) at the closing of the sale of the Company on February 11, 2005. The Agreement sets forth the terms and conditions under which the Company and Computer Sciences Corporation provide certain services to each other.

The Agreement commenced on the closing of the sale, and each party is obligated to provide specified services for terms ranging from six months to ten years following the closing, unless terminated earlier by either party.

Fees are generally payable on an hourly basis for services performed by individuals or on a fixed monthly charge for the use of systems and related support.

Under the Agreement, the Company is obligated to provide, upon Computer Sciences Corporation’s request, consultative services relating to legacy employee benefit plans and related matters, and is required to continue to host electronic mail services for specified units of DynCorp that remain as subsidiaries of Computer Sciences Corporation.

Under the Agreement, Computer Sciences Corporation agreed to provide the Company with the following significant services:

•       infrastructure and application support for the Company’s financial and enterprise resource planning systems through May 2006;

•       payroll tax processing services for a significant portion of the employees of the Company through May 2005; and

•       upon request of the Company, consultative services in the areas of risk management.

Client Service Agreements—Computer Sciences Corporation and the Company have agreed to continuation and transition terms for certain areas where the two entities support each other’s clients.

Intellectual Property Agreements—Computer Sciences Corporation has entered into various intellectual property agreements (“IP Agreements”) with the Company for certain Computer Sciences Corporation-owned intellectual property, such as tradename and software license agreements. There is no fee for the granting of the identified licenses to the Company. The IP Agreements were recorded at fair value on February 11, 2005 (see Note 3). The IP Agreements generally provide the Company with an exclusive, perpetual, irrevocable (but terminable) worldwide, royalty-free, fully paid license to use the intellectual properties. The term of the IP Agreements commenced on the date of the sale of the Company to the Successor Parent and continues as long as the licensee continues to use any of the intellectual property, unless sooner terminated. The IP Agreements may be terminated if an acquisition of the Company takes place or the Company submits in writing to Computer Sciences Corporation a request to terminate the contract, and Computer Sciences Corporation may terminate if the Company commits a material breach of these IP Agreements, as described in the IP Agreements.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 2—Transactions Between Immediate Predecessor Parent and the Company (Continued)

Transactions under the above agreements were as follows for the 49 days ended April 1, 2005 and the fiscal year ended March 31, 2006:

	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Service Provider
Computer Sciences Corporation	$355	$1,613
Company	$3	$59

Management Fee

The Company agreed to pay Veritas minimum annual management fees of $300. The Company recorded $25 and $300 in fees during the 49 days ended April 1, 2005 and the fiscal year March 31, 2006, respectively.

Note 3—Acquisition

February 11, 2005 Transaction

On February 11, 2005, the Successor Parent completed the acquisition of all of the outstanding equity securities of DynCorp International LLC for a purchase price of $865,288, including $775,000 of cash, preferred stock of the Successor Parent valued at $75,000 and transaction expenses. The cash payment and transaction expenses were financed through the issuance of the 9.5% senior subordinated notes, borrowings under the Credit Facility (see Note 9) and the issuance of common stock and preferred stock for $100,000 and $50,000, respectively.

The original purchase price was subject to an adjustment to the extent that the net working capital of the Company differed from the original agreed-upon level. As required under the purchase agreement related to the 2005 Acquisition, Computer Sciences Corporation delivered to the Company a draft calculation of the net working capital on April 6, 2005. The Company delivered to Computer Sciences Corporation a notice objecting to the draft calculation on May 5, 2005. The Company and Computer Sciences Corporation agreed upon the final calculation (the “working capital settlement agreement”), on October 27, 2005.  The working capital settlement agreement resulted in an increase to the purchase price in an amount of $65,550 payable in shares of preferred stock of the Successor Parent. The preferred shares issued in connection with the working capital settlement agreement accumulated dividends from the date of acquisition, February 11, 2005. The Company has recorded the settlement amount, which includes both the preferred stock issued (i.e., $65,550) and the accumulated dividend through October 27, 2005 (i.e., $6,139), as an increase to goodwill and shareholder’s equity at March 31, 2006. Related to the accumulated amount of $6,139, the Company recorded a deferred tax liability in the amount of $2,201 with a corresponding increase to goodwill.

In addition to the working capital settlement previously described, the Company agreed to assume additional liability to insurance related items, such as workers’ compensation, in effect prior to the acquisition date. The Company has recorded an adjustment to the original purchase price by increasing workers’ compensation liability by $6,884 and increasing goodwill in a like amount.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 3—Acquisition (Continued)

The goodwill recorded related to the 2005 Acquisition was based on preliminary purchase price allocations. The Company finalized the tax treatment on two items during the third quarter, which resulted in an increase of deferred tax assets and a reduction of goodwill in the amount of $5,139.

The acquisition was accounted for under the purchase method, and accordingly, the purchase price of the acquisition was allocated to the net assets acquired based on the fair values at the date of the acquisition.

A summary of the assets acquired and liabilities assumed in the acquisition is as follows:

Estimated Fair Values
Accounts receivable	$364,170
Prepaid expenses and other current assets	36,008
Intangible assets	312,068
Property and equipment	10,640
Other assets	13,831
Accounts payable and accrued expenses	(217,662)
Other long-term liabilities	(2,258)
Goodwill	420,180
Purchase price	936,977
Less cash received	(8,036)
Purchase price, net of cash received	$928,941

The intangible assets include customer relationships and internally developed technologies of $290,381 and $3,369, respectively. The customer relationships were valued at the contract level and are amortized ratably over the estimated life used in determining contract specific value. When measuring across all contracts, customer relationships have a weighted-average estimated useful life of approximately 8.5 years. The internally developed technologies have an estimated useful life of two years and are amortized ratably over the useful life. The tradename of $18,318 is assigned to the reportable segments as follows: Field Technical Services—$1,040 and International Technical Services—$17,278. The tradename is not amortized for financial reporting purposes but is deductible for tax purposes.

Goodwill of $420,180 is assigned to the reportable segments as follows: Field Technical Services—$100,314 and International Technical Services—$319,866. The goodwill is not amortized for financial reporting purposes but is deductible for tax purposes.

In connection with the acquisition, Veritas was paid a $12,100 transaction fee and reimbursed for $880 of expenses. The Company also paid $3,875 of employee retention bonuses, which were expensed over a six-month period beginning February 12, 2005.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 4—Goodwill and Tradename

A summary of the changes in the carrying amount of indefinite-lived assets by segment is as follows:

	FTS	ITS	Total
Immediate Predecessor
Balance as of April 3, 2004	$120,115	$139,574	$259,689
Adjustments	(120,115)	(139,574)	(259,689)
Balance as of February 11, 2005	$—	$—	$—
Successor
Balance as of February 12, 2005	$83,254	$279,609	$362,863
Additions	—	—	—
Balance as of April 1, 2005	83,254	279,609	362,863
Additions	18,100	57,535	75,635
Balance as of March 31, 2006	$101,354	$337,144	$438,498

Adjustments are to remove prior goodwill upon the acquisitions of the Company by Computer Sciences Corporation and the Successor Parent on February 11, 2005. Indefinite-lived assets as of February 12, 2005 are the result of the Successor Parent’s acquisition of the Company as of February 11, 2005.

Note 5—Other Intangible Assets

A summary of amortizable intangible assets is as follows:

	April 1, 2005
Successor	Weighted- Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related intangible assets	8.5	$290,381	$(5,094)	$285,287
Other	2.0	7,216	(383)	6,833
Deferred financing cost	7.1	19,821	(383)	19,438
		$317,418	$(5,860)	$311,558

	March 31, 2006
Successor	Weighted- Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related intangible assets	8.5	$290,381	$(43,471)	$246,910
Other	4.1	11,124	(3,671)	7,453
Deferred financing cost	7.1	20,730	(3,261)	17,469
		$322,235	$(50,403)	$271,832

Amortization expense for customer-related and other intangibles was $7,915, $5,300, $5,477 and $41,665 for the fiscal year ended April 2, 2004, the period from April 3, 2004 to February 11, 2005, the

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 5—Other Intangible Assets (Continued)

49 days ended April 1, 2005 and the fiscal year ended March 31, 2006, respectively. Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $383 and $2,878 for the 49 days ended April 1, 2005 and the fiscal year ended March 31, 2006, respectively. Estimated amortization related to intangible assets at March 31, 2006 for fiscal years 2007 through 2011, is as follows: $44,359, $42,409, $39,239, $38,957 and $35,392, respectively.

Note 6—Income Taxes

The sources of income (loss) before taxes, classified as between domestic entities and those entities domiciled outside of the United States are as follows:

	Immediate Predecessor		Successor
	Fiscal Year Ended April 2, 2004	Period From April 3, 2004 to Feb. 11, 2005	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Domestic entities	$50,865	$94,334	$(3,038)	$23,679
Entities outside the United States	419	355	(6)	191
	$51,284	$94,689	$(3,044)	$23,870

The provision (benefit) for taxes on income (loss) classified between current and deferred and between taxing jurisdictions consists of the following:

	Immediate Predecessor		Successor
	Fiscal Year Ended April 2, 2004	Period From April 3, 2004 to Feb. 11, 2005	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Current portion:
Federal	$9,446	$32,658	$—	$22,849
State	1,540	1,627	—	1,448
Foreign	209	446	60	1,618
	11,195	34,731	60	25,915
Deferred portion:
Federal	7,505	214	(349)	(8,797)
State	1,224	11	(14)	(338)
Foreign	—	—	—	(153)
	8,729	225	(363)	(9,288)
Total provision (benefit) for income taxes before valuation allowance	$19,924	$34,956	$(303)	$16,627
Valuation allowance	—	—	363	—
	$19,924	$34,956	$60	$16,627

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 6—Income Taxes (Continued)

The major elements contributing to the difference between the federal statutory tax rate and the effective tax rate are as follows:

	Immediate Predecessor		Successor
	Fiscal Year Ended April 2, 2004	Period From April 3, 2004 to Feb. 11, 2005	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Statutory rate	35.0%	35.0%	(35.0)%	35.0%
State income tax, less effect of federal deduction	3.5	1.7	(4.6)	2.6
Other	0.4	0.2	0.4	0.8
Nondeductible preferred stock dividends	—	—	29.8	32.8
Valuation allowance	—	—	11.4	(1.5)
Effective tax rate	38.9%	36.9%	2.0%	69.7%

The Company’s blended state tax rate has been computed by using the same weighted apportionment factor as DynCorp, which is not expected to be materially different from the Company’s expected state tax rate on a separate basis.

The tax effects of significant temporary differences that comprise deferred tax balances are as follows:

	Successor
	April 1, 2005	March 31, 2006
Deferred tax (liabilities) assets
Customer intangibles	$184	$(897)
Contract accounting	(297)	(1,801)
Net operating loss carryforwards	146	—
Foreign tax credit carryforwards	60	—
Depreciable assets	—	765
Accrued health costs	—	853
Workers’ compensation	—	3,351
Accrued vacation	—	5,853
Bad debt	—	3,096
Prepaid insurance	—	(5,754)
Accrued liability insurance	—	1,206
Accrued executive incentives	—	1,729
Contract loss reserve	—	1,030
Completion bonus	—	2,370
Other	270	512
Valuation allowance	(363)	—
Total deferred taxes	$—	$12,313

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 6—Income Taxes (Continued)

Deferred tax liabilities associated with contract accounting, bad debts, prepaid expenses, completion bonus and accrued expenses are classified as current deferred taxes on the balance sheet. The remaining deferred balances are non-current deferred taxes  on the balance sheet.

Note 7—Receivables

Receivables consist of the following:

	Successor
	April 1, 2005	March 31, 2006
Billed	$169,229	$188,458
Unbilled	243,362	248,994
Unbilled—related party	6,409	495
Other receivables	3,514	2,248
	$422,514	$440,195

Unbilled receivables at April 1, 2005 and March 31, 2006 include $54,484 and $31,303, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the year. The Company records revenue, to the extent of costs, for these anticipated contract modifications. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances of $40 and $10 as of April 1, 2005 and March 31, 2006, respectively, is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note 8—Savings Plans

Defined Contribution Savings Plans

For the periods presented through February 11, 2005, substantially all domestic Company employees and certain foreign employees were able to participate in (a) one of two legacy defined contribution savings plans sponsored by DynCorp, its former parent, until July 2, 2004, and (b) after July 2, 2004, in a defined contribution savings plan sponsored by Computer Sciences Corporation, into which the legacy plans merged. The plans allowed employees to contribute a portion of their earnings in accordance with specified guidelines. For the plans sponsored by its former parent at April 2, 2004, plan assets included 6,703,868 shares of Computer Sciences Corporation’s common stock, of which 3,073,632 shares were held for Company participants. During the year ended April 2, 2004 and the period from April 3, 2004 to February 11, 2005, the Company contributed $7,838, and $6,783, respectively.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 8—Savings Plans (Continued)

In July 2004, the savings plans were merged into Computer Sciences Corporation’s defined contribution plan, the Matched Asset Plan (“MAP”). After the plan merger, the match and employer contribution formulas in the MAP remained substantially unchanged from their form in the savings plans.

Effective January 6, 2005, the MAP was bifurcated into two mirror image plans, the Computer Sciences Corporation MAP plan and the DynCorp International LLC MAP plan. The Company adopted an amendment to the DynCorp International LLC MAP plan that prevented any new Company or participant contributions going to the Computer Sciences Corporation stock fund, changed all new Company contributions to cash, made all Computer Sciences Corporation stock fund amounts diversifiable and offered the Computer Sciences Corporation stock fund as an investment alternative for two years. All other terms of the plan are unchanged. During the 49 days ended April 1, 2005 and the fiscal year ended March 31, 2006, the Company contributed $1,226 and $8,343, respectively, to the DynCorp International LLC MAP plan.

Other Benefit Plans

In 1997, DynCorp established the supplemental executive retirement plan, which offered certain executives additional retirement benefits in the form of a 10-year certain stream of payments based on a percentage of final-year annual compensation. The plan also included pre- and post-retirement lump-sum death benefit provisions. For Company participants in the plan, the Company recorded a liability in the amount of $200 as of April 2, 2004, for these retirement balances. At the date of the sale of the Company to Veritas Capital, participants were deemed to be terminated and the Company’s obligations under the plan ceased. However, a successor plan will be established, giving credit for prior service, the effect of which will be to establish a comparable liability. The Company has recorded a related liability of $222 at April 1, 2005 and March 31, 2006.

Note 9—Long-Term Debt

Long-term debt consists of the following:

	Successor
	April 1, 2005	March 31, 2006
Senior Secured Credit Facility:
Revolving credit line	$35,000	$—
Term loans	345,000	341,551
Senior subordinated notes	320,000	320,000
	700,000	661,551
Less current portion of long-term debt	(37,588)	(2,588)
	$662,412	$658,963

Senior Secured Credit Facility—The Company entered into a senior secured credit facility (the “Senior Secured Credit Facility”)on February 11, 2005, which provides for a revolving credit line and term loans. Borrowings under the senior Secured Credit Facility are secured by substantially all assets of the Company and the capital stock of the Company’s subsidiaries.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 9—Long-Term Debt (Continued)

The amended revolving credit line provides for borrowings of up to $90,000, less outstanding letters of credit. The Company may elect to receive advances under the revolving credit line in the form of either Base Rate advances or Eurodollar advances, as defined by the Senior Secured Credit Facility. The outstanding advances bear interest at the applicable Base Rate plus the Applicable Margin (1.5% at March 31, 2006) or Eurodollar Rate plus the Applicable Margin (2.5% at March 31, 2006), as defined by the Credit Facility agreement, and are due in 2010. At March 31, 2006, availability under the revolving credit line for additional borrowings was approximately $82,478 (which gives effect to $7,522 of outstanding letters of credit, which reduced our availability by that amount). The Senior Secured Credit Facility requires an unused line fee equal to 0.5% per annum, payable monthly in arrears, of the unused portion of the revolving credit facility.

The Senior Secured Credit Facility also provides for a commitment guarantee of a maximum of $15,000 for letters of credit, subsequently amended to $30,000 in January 2006. The Senior Secured Credit Facility requires letter of credit fees equal to 2.5%, payable monthly in arrears on the amount available for drawing under all letters of credit. The Company has $7,522 outstanding letters of credit at March 31, 2006.

Term loans under the Senior Secured Credit Facility initially provided $345,000 to the Company and are due in quarterly payments of $863 through April 1, 2010, and $81,938 thereafter, with final payment due February 11, 2011. Interest is due quarterly at the Base Rate plus the Applicable Margin or the Eurodollar Rate plus the Applicable Margin (1.75% per annum and 2.75% per annum at March 31, 2006, respectively).

On January 9, 2006, the Company entered into the first amendment and waiver of its Senior Secured Credit Facility. The first amendment and waiver increased the revolving commitment under its Senior Secured Credit Facility by $15,000 to $90,000, which includes an increase in the sub-limit for letters of credit equal to the same amount. The first amendment and waiver also permits the Company to: (i) pay a transaction fee to Veritas Capital Management II, L.L.C. related to the Equity Offering of up to $10,000; (ii) pay a distribution to the holders of the Class B common stock in an amount equal to the sum of (x) $100,000 plus (y) the proceeds, if any, of the underwriters’ over-allotment option, net of discount and estimated offering expenses; (iii) redeem all of the currently outstanding preferred stock; and (iv) redeem up to $65,000 of the $320,000 aggregate principal amount of the Company’s senior subordinated notes. The first amendment and waiver waives the requirement in the Senior Secured Credit Facility agreement that the Company use 50% of the net cash proceeds from the Equity Offering to prepay loans under the Senior Secured Credit Facility and/or permanently reduce the revolving commitments.

On June 28, 2006, the Company and its domestic subsidiaries entered into a second amendment and waiver of our Senior Secured Credit Facility, dated February 11, 2005. The second amendment and waiver provided for a new term loan in the amount of $431,550, which was the outstanding balance of the existing term loan under our Senior Secured Credit Facility on the date of the second amendment and waiver. The maturity date of the new term loan is unchanged from the maturity date of the existing term loan. The proceeds from the new term loan were used to repay the existing term loan. The second amendment and waiver also, among other things, (i) decreases the interest rate applicable to the term loan under our Senior Secured Credit Facility; (ii) permits us to request an increase in our revolving credit facility by an aggregate amount of up to $30,000 provided that none of the existing lenders or any other lender is

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 9—Long-Term Debt (Continued)

committed to provide such increase; (iii) increases the amount of capital expenditures permitted under our senior secured credit facility from $4,000 per fiscal year to $8,000 per fiscal year; (iv) increases the amount of capitalized leases permitted under our senior secured credit facility; (v) allows for the payment of dividends and the repurchase of our capital stock in the amount of $10,000 plus, if our leverage ratio (as defined in our senior secured credit facility) is below 3.25:1.00, 25% of our excess cash flow (as defined in our senior secured credit facility) for each fiscal year; and (vi) postpones the first prepayment of the senior secured credit facility based on our excess cash flow until 90 days following our fiscal year which ends on March 30, 2007.

The Credit Facility requires defined prepayments of borrowings based on excess cash flows and certain other events.

9.5% Senior Subordinated Notes—The Company issued senior subordinated notes totaling $320,000 that are held by various financial institutions at March 31, 2006. Interest on the senior subordinated notes is due semi-annually at a fixed annual rate of 9.5%. The senior subordinated notes are due on February 15, 2013, or upon a defined change in control or certain offering and are general unsecured obligations of DynCorp International LLC and certain guarantor subsidiaries.

Prior to February 15, 2009, the Company may redeem the senior subordinated notes, in whole or in part, at a price equal to 100% of the principal amount of the senior subordinated notes plus a defined make-whole premium, plus accrued interest to the redemption date. After February 15, 2009, the Company can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. The Company can also redeem up to 35% of the original aggregate principal amount of the senior subordinated notes at any time before February 15, 2008, with the net cash proceeds of certain equity offerings at a price equal to 109.5% of the principal amount of the senior subordinated notes, plus accrued interest to the redemption date. The holders of the senior subordinated notes may require the Company to repurchase the senior subordinated notes at defined prices in the event of certain asset sales or change-of-control events.

The Senior Secured Credit Facility and the senior subordinated notes contain various financial covenants, including minimum levels of EBITDA, minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Nonfinancial covenants restrict the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities.

At March 31, 2006, the Company was not able to pay any dividend based on the restrictions limiting the payment of dividends by the Company and its subsidiaries under the Senior Secured Credit Facility and the notes.

The Company was in compliance with its various financial and nonfinancial covenants at March 31, 2006.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 9—Long-Term Debt (Continued)

Scheduled maturities of long-term debt for each of the fiscal years subsequent to March 31, 2006, are as follows:

2007	$2,588
2008	3,450
2009	4,313
2010	3,450
2011	327,750
Thereafter	320,000
$661,551

The fair value of the Company’s debt instruments as of March 31, 2006 is as follows:

Senior Secured Credit Facility
Revolving credit line	$—
Term loans	341,551
Senior subordinated notes	331,600
$673,151

The fair value of the term loan approximates to its carrying value due to the variable interest rate. The fair value of the senior subordinated notes is based on their quoted market value.

On June 9, 2006, in connection with the Equity Offering, the Company redeemed approximately $28,000 of the $320,000 aggregate principal amount of the senior subordinated notes. The Company also paid approximately $800 in accrued interest through the redemption date and a prepayment penalty of approximately $2,719 related to the senior subordinated notes. See Note 17 for further discussion of this Equity Offering.

Note 10—Commitments and Contingencies

Commitments

The Company has operating leases for the use of certain property and equipment. Operating leases are noncancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $19,588, $11,271, $1,748 and $54,175 for the year ended April 2, 2004, the period from April 3, 2004 to February 11, 2005, the 49 days ended April 1, 2005 and March 31, 2006, respectively.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 10—Commitments and Contingencies (Continued)

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 31, 2006, are as follows:

Fiscal Year	Real Estate	Equipment
2007	$3,801	$843
2008	3,465	751
2009	2,432	55
2010	2,186	—
2011	2,186	—
Thereafter	12,023	—
	$26,093	$1,649

The Company has no significant long-term purchase agreements with service providers.

Contingencies

The primary financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of the Company’s customer base, minimizing credit risk. Furthermore, the Company continuously reviews all accounts receivable and records provisions for doubtful accounts as needed.

Litigation

The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny, liability. The Company has recorded its best estimate of the aggregate liability that will result from these matters and believes that these matters are adequately reserved. While it is not possible to predict with certainty the outcome of litigation and other matters discussed above, it is the opinion of the Company’s management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.

In addition, the Company is occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to its U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. In management’s opinion, there are no outstanding issues of this nature at March 31, 2006, that will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

On September 11, 2001, a class action lawsuit seeking $100,000 on behalf of approximately 10,000 citizens of Ecuador was filed against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges personal injury, property damage and wrongful death as a consequence of the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. The spraying operations are conducted under a Department of State contract in

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 10—Commitments and Contingencies (Continued)

cooperation with the Colombian government. The terms of the Department of State contract provide that the Department of State will indemnify DynCorp International LLC against third-party liabilities arising out of the contract, subject to available funding. The Company is also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and the Company.

On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against the DynCorp International LLC under the False Claims Act and the Florida Whistleblower Statute, alleging that it submitted false claims to the government under the International Narcotics and Law Enforcement Affairs contract with the Department of State. The action, titled U.S. ex rel. Longest v. DynCorp and DynCorp International LLC, was filed in the U.S. District Court for the Middle District of Florida under seal. The case was unsealed in 2005, and the Company learned of its existence on August 15, 2005 when it was served with the complaint. After conducting an investigation of the allegations made by the plaintiff, the U.S. government did not join the action. The complaint does not demand any specific monetary damages; however, in the event that a court decides against the Company in this lawsuit, it could have a material adverse effect on its operating performance.

Note 11—Shareholder’s Equity and Shares Subject to Mandatory Redemption

The certificate of incorporation, prior to being amended and restated in connection with the Equity Offering, authorized the Company to issue up to:

(1)   50,000 shares of Series A-1 cumulative preferred stock, par value $0.01 per share; and

(2)   300,000 shares of Series A-2 cumulative preferred stock, par value $0.01 per share.

At April 1, 2005, 50,000 shares of Series A-1 preferred stock and 75,000 shares of Series A-2 preferred stock were issued and outstanding. At March 31, 2006, 50,000 shares of Series A-1 preferred stock and 140,550 shares of Series A-2 preferred stock were issued and outstanding. On May 9, 2006, all of the Company’s outstanding preferred stock, including accrued and unpaid dividends, was redeemed during the Equity Offering. See Note 17 for further discussion of this Equity Offering.

Each series of the preferred stock accumulated dividends at the rate of 13.0% per annum. Dividends compounded to the extent not paid in cash. Noncompliance with the terms of the preferred stock triggered dividends accruing and compounding quarterly at a rate of 15.0% per annum.

In February 2015, the Company is required to redeem the Series A-1 and A-2 preferred stock and to pay all accumulated but unpaid dividends. Subject to restrictions imposed by certain indebtedness, the Company may redeem shares of the Series A-1 and A-2 preferred stock at a redemption price equal to 100% of liquidation value plus accumulated and unpaid dividends plus a defined premium.

If the Company consummates a defined initial public offering prior to February 12, 2008, and the initial public offering proceeds are used to redeem the preferred stock, the premium shall equal 3.0% of the issuance price.

In certain circumstances (including a change of control of the Company), subject to restrictions imposed by certain indebtedness, the Company may be required to repurchase shares of the preferred

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 11—Shareholder’s Equity and Shares Subject to Mandatory Redemption (Continued)

stock at liquidation value plus accumulated and unpaid dividends. If the Company liquidates, dissolves or winds up, whether voluntary or involuntary, no distribution shall be made either: (i) to those holders of stock ranking junior to the preferred stock, unless prior thereto the holders of the preferred stock receive the total value for each share of preferred stock plus an amount equal to all accrued dividends thereon as of the date of such payment; or (ii) to the holders of stock ranking pari passu with the preferred stock (the “parity stock”), except distributions made ratably on the preferred stock and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon liquidation, dissolution or winding up of the Company.

The Company classifies the liquidation value of Series A-1 and A-2 preferred stock and the related accumulated and unpaid dividends as long-term liabilities since these amounts are required to be redeemed in February 2015. The preferred dividends related to the Series A-1 and A-2 preferred stock are included in interest expense.

Accumulated but unpaid dividends amounted to $2,182 and $29,271 and are included in the redemption value at April 1, 2005 and March 31, 2006, respectively.

Note 12—Derivatives

Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and carried at fair value. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings.

The Company has entered into an interest rate cap for a notional amount of $172,500 to limit, through May 4, 2008, its interest rate risk on $172,500 of variable rate debt. The Company entered into the interest rate cap effective May 4, 2005 and paid a premium of $483. The interest rate cap has been designated by the Company as a cash flow hedge. As of March 31, 2006, the fair value of the interest rate cap was $75, which was recorded in the accompanying condensed consolidated balance sheet in other assets with the reduction in fair value, net of tax, recorded in equity as other comprehensive loss. The interest rate cap has the effect of placing a ceiling on the interest expense the Company could incur on $172,500 of variable debt indexed to the London Interbank Offering Rate at 6.5% plus the applicable floating spread (2.75% at March 31, 2006) as defined by the Senior Secured Credit Facility agreement.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 13—Stock-Based Compensation, Equity Incentive Plans and Class B Equity Participation

At times, Computer Sciences Corporation issued stock options to employees, including Company employees. In the predecessor period, the Company accounted for stock-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the following pro forma net income information for the immediate predecessor period is presented as if the Company had accounted for stock-based employee compensation using the fair-value-based method. Under the fair-value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

	Immediate Predecessor
	Fiscal Year Ended April 2, 2004	Period From April 3, 2004 to Feb. 11, 2005
Net income, as reported	$31,360	$59,733
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(170)	(53)
Pro forma net income	$31,190	$59,680

The weighted-average fair value of stock awards granted during fiscal 2004 and the period from April 3, 2004 to February 11, 2005, was $14.60 and $15.96, respectively. The fair value of each stock award was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Immediate Predecessor
	Fiscal Year Ended April 2, 2004	Period From April 3, 2004 to Feb. 11, 2005
Risk-free interest rate	2.32%	3.58%
Expected volatility	48%	48%
Expected option term (for volatility calculation)	6.55 years	6.52 years
Expected lives (for Black-Scholes model input)	3.66 years	3.90 years
Annual rate of quarterly dividends	0%	0%

Immediately prior to the acquisition of DynCorp by Computer Sciences Corporation on March 7, 2003, all outstanding and exercisable DynCorp stock options, whether or not vested, were canceled and the holders became entitled to receive a cash payment equal to the excess, if any, of the merger consideration over the exercise price of the DynCorp stock option. Each outstanding share of DynCorp stock was converted into $15.00 cash and 1.394 shares of Computer Sciences Corporation stock.

The Company participated in Computer Sciences Corporation’s eight stock incentive plans, which authorized the issuance of stock options, restricted stock and other stock-based incentives to employees upon terms approved by the compensation committee of the Company’s board of directors.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 13—Stock-Based Compensation, Equity Incentive Plans and Class B Equity Participation (Continued)

Information concerning Computer Sciences Corporation stock options granted to employees of the Company is as follows:

	Fiscal Year Ended April 2, 2004		Period From April 3, 2004 to Feb. 11, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	—	—	45,000	$33.83
Granted	45,000	$33.83	57,725	39.04
Exercised	—	—	—	—
Canceled	—	—	81,225	37.27
Outstanding, end of period	45,000	$33.83	21,500	$34.86

No Computer Sciences Corporation stock options were granted to Company employees prior to fiscal 2004. At April 2, 2004 and February 12, 2005, there were 3,000 and 21,500 stock options exercisable, respectively.

	April 2, 2004
	Options Outstanding
Range of Option Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$33.16	40,000	$33.16	9.08
$39.19	5,000	$39.19	9.48

On February 12, 2005, all unvested Computer Sciences Corporation stock options were canceled as a result of the sale.

During fiscal year ended March 31, 2006, certain members of management and the Successor Parent’s outside directors were granted a participating interest in the profits through a plan that granted them Class B interests in an affiliate, DIV Holding LLC. DIV Holding LLC conducts no operations and was established for the primary purpose of holding the equity of the Successor Parent. At March 31, 2006, the aggregate individual grants are approximately 6.4% of the Class B interests of DIV Holding LLC. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interests are entitled to receive up to 7.5% of all distributions made by DIV Holding LLC after the holders of the Class A interests in DIV Holding LLC have received a return of their invested capital, provided that the holders of the Class A interests have received 8% per annum internal rate of return (compounded annually) on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests in the event they are forfeited or repurchased. The Company retained an independent party to conduct a fair value analysis of the Class B interests granted to management and outside directors. Based on this analysis, the fair value of the Class B

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 13—Stock-Based Compensation, Equity Incentive Plans and Class B Equity Participation (Continued)

interests granted to certain members of management and outside directors was determined to be $7,589. In accordance with SFAS No. 123(R), the Company records compensation expense based on the fair value and commensurate with their graded vesting schedules. For the fiscal year ended March 31, 2006, the Company recognized non-cash compensation expense of $2,417.

Assuming each grant fully vests, the Company will recognize additional non-cash compensation expense as follows:

FY 2007	FY 2008	FY 2009	FY 2010	FY 2011
$2,616	$1,439	$782	$324	$11

Note 14—Composition of Certain Financial Statement Captions

	April 1, 2005	March 31, 2006
Prepaid expenses and other current assets:
Prepaid expenses	$13,074	$24,000
Inventories	3,596	3,653
Work-in-process	9,320	16,080
Note receivable	258	—
	$26,248	$43,733
Property and equipment at cost:
Computers and other equipment	$6,239	$5,695
Buildings and improvements	428	377
Leasehold improvements	1,263	142
Office furniture and fixtures	2,954	3,851
	10,884	10,065
Less accumulated depreciation and amortization	(227)	(1,296)
	$10,657	$8,769
Other assets:
Investment in affiliates	$629	$911
Deferred offering costs	—	1,940
Other	250	325
	$879	$3,176
Other accrued liabilities:
Insurance	$11,902	$18,613
Interest	7,349	3,692
Billings in excess of revenues on uncompleted contracts	3,044	6,837
Accrued contract losses	602	2,835
Other	594	1,868
	$23,491	$33,845
Accrued payroll and employee costs:
Salaries, bonuses, and amounts withheld from employees’ compensation	$37,615	$43,344
Accrued vacation	16,883	20,357
Accrued contributions to employee benefit plans	1,689	1,885
	$56,187	$65,586

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 15—Segment and Geographic Information

The Company’s business primarily involves providing worldwide maintenance support to U.S. military aircraft and various defense technical services. The Company is organized into two segments, FTS and ITS. FTS primarily offers aviation services, including maintenance and modifications, training, aftermarket logistics support, avionics upgrades, field installations, and aircraft operations and training. ITS primarily offers base maintenance/operations and personal and physical security services. The Company provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers. The risks associated with the Company’s foreign operations relating to foreign currency fluctuation and political and economic conditions in foreign countries have not had a significant negative impact on the Company. The Company operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

The DynCorp International Home Office component represents assets not included in a reporting segment and is primarily comprised of cash and cash equivalents, deferred tax assets and liabilities, internally developed software, fixed assets, unallocated general corporate costs, and depreciation and amortization related to the long-lived assets.

The reporting segments follow the same accounting policies outlined in Note 1. All inter-segment transactions and balances have been eliminated from the reporting segments’ presented results.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 15—Segment and Geographic Information (Continued)

The table below presents financial information for the respective periods, for the two reportable segments and for financial items that cannot be allocated to either operating segment:

	Field Technical Services	International Technical Services	DynCorp International Home Office	Total
Immediate Predecessor
Fiscal Year Ended April 2, 2004
Revenues	$582,476	$631,672	$141	$1,214,289
Earnings before interest and taxes	25,144	26,189	(113)	51,220
Depreciation and amortization	2,358	6,382	48	8,788
Assets	253,673	326,158	(2)	579,829
Period From April 3, 2004 to February 11, 2005
Revenues	$594,480	$1,059,713	$112	$1,654,305
Earnings before interest and taxes	27,755	68,198	(1,434)	94,519
Depreciation and amortization	3,878	2,731	28	6,637
Assets	257,747	462,662	14,638	735,047
Successor
49 Days Ended April 1, 2005
Revenues	$93,674	$173,007	$(77)	$266,604
Earnings before interest and taxes	3,662	3,447	76	7,185
Depreciation and amortization	1,397	3,765	542	5,704
Assets	310,303	821,649	16,241	1,148,193
Fiscal Year Ended March 31, 2006
Revenues	$702,407	$1,264,586	$—	$1,966,993
Earnings before interest and taxes	10,017	93,637	(2,417)	101,237
Depreciation and amortization	12,872	32,437	1,711	47,020
Assets	320,303	874,366	44,420	1,239,089

A reconciliation of earnings before interest and taxes to net income (loss) is as follows:

	Immediate Predecessor		Successor
	Fiscal Year Ended April 2, 2004	Period From April 3, 2004 to Feb. 11, 2005	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Earnings before interest and taxes	$51,220	$94,519	$7,185	$101,237
Interest income	64	170	7	461
Interest expense	—	—	(10,236)	(77,828)
Income taxes	(19,924)	(34,956)	(60)	(16,627)
Net income (loss)	$31,360	$59,733	$(3,104)	$7,243

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 15—Segment and Geographic Information (Continued)

The Company’s management believes that earnings before interest and taxes provides useful information in order to assess the Company’s performance and results of operations. The measure is utilized to determine executive compensation, along with other measures.

Revenue by geography for the fiscal year ended April 2, 2004, the period from April 3, 2004 to February 11, 2005, the 49 days ended April 1, 2005 and the fiscal year ended March 31, 2006, is as noted below. Revenue by geography is based on the location of the provision of service.

	Immediate Predecessor		Successor
	Fiscal Year Ended April 2, 2004	Period From April 3, 2004 to Feb. 11, 2005	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
United States	$578,671	$557,700	$97,455	$703,117
Middle East	338,868	816,084	130,312	952,496
Other Americas	146,892	132,920	20,023	194,429
Europe	93,827	88,449	8,192	41,410
Other	56,031	59,152	10,622	75,541
Total	$1,214,289	$1,654,305	$266,604	$1,966,993

The Company operates with insignificant values of property and equipment.

The Company derives the majority of its revenues from departments and agencies of the U.S. government. U.S. federal government revenue accounted for 95.3%, 98.0% and 96.7% of the Company’s revenues for the fiscal year 2004, the combined fiscal year 2005 and for fiscal year 2006, respectively. At April 1, 2005 and March 31, 2006, accounts receivable due from the U.S. federal government represented 98.1% and 96.8% of total receivables, respectively.

Note 16—Quarterly Financial Data (Unaudited)

The following summarizes the unaudited quarterly results of operations for the fiscal year ended April 1, 2005 and March 31, 2006:

	Fiscal Year 2005
	Immediate Predecessor				Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Fourth Quarter(2)
Revenues	$406,894	$523,619	$469,541	$254,251	$266,604
Operating income	22,450	31,568	31,075	9,426	7,185
Net income (loss)	13,898	19,306	21,240	5,289	(3,104)

(1)        Represents the period from January 1, 2005 through February 11, 2005.

(2)        Represents the period from February 12, 2005 through April 1, 2005.

	Fiscal Year 2006 (Successor)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$425,005	$439,629	$553,561	$548,798
Operating income	16,553	23,337	23,463	37,884
Net (loss) income	(1,974)	1,825	1,634	5,758

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)

Note 17—Subsequent Event

On May 9, 2006, the Company consummated an equity offering of 25.0 million shares of Class A common stock, par value $0.01 per share, at a price of $15.00 per share (the “Equity Offering”). The Class A common stock is listed on the New York Stock Exchange. The gross proceeds of the Equity Offering of $375,000, together with cash on hand, were used for the following transactions:

(a)           the redemption of all of the Company’s outstanding preferred stock, including accrued and unpaid dividends, as of the date of redemption of May 9, 2006 in the amount of $222,823;

(b)          the payment of a special distribution to the holders of the Company’s Class B stock in the amount of $100,000 and additional special distribution payable to the holders of Class B common stock;

(c)           the redemption on June 8, 2006 of $28,000 of the $320,000 aggregate principal amount of our senior subordinated notes;

(d)          the payment of certain prepayment penalties of $8,446, $5,717 of which represents the prepayment penalties on our preferred stock and $2,729 of which represents prepayment penalties on our senior subordinated notes; and

(e)     the payment of transaction expenses of $35,000, including an underwriters’ commission of $22,500, a fee of $5,000 paid to Veritas and $7,500 of miscellaneous fees and expenses related to the Equity Offering.

* * * * *

Schedule I — Condensed Financial Information of Registrant
DynCorp International Inc.
Condensed Balance Sheets
(Dollars in thousands, except per share data)

	April 1, 2005	March 31, 2006
Assets
Investment in subsidiaries	$223,908	$326,159
Liabilities
Shares subject to mandatory redemption—Series A preferred stock, stated value $125,000 and $190,550; 350,000 share authorized; 125,000 shares and 190,550 issued and outstanding; redemption value of $127,182 and $219,821 at April 1, 2005 and March 31, 2006, respectively	$126,990	$219,821
Shareholder’s Equity
Common stock, $0.01 par value—500,000 shares authorized; 500,000 shares issued and outstanding at April 1, 2005 and March 31, 2006, respectively	5	5
Additional paid-in capital	99,995	102,412
(Accumulated deficit) retained earnings	(3,104)	4,139
Accumulated other comprehensive income (loss)	22	(218)
Total	96,918	106,338
Total liabilities and shareholder’s equity	$223,908	$326,159

p

See notes to this schedule.

Schedule I — Condensed Financial Information of Registrant (Continued)
DynCorp International Inc.
Condensed Statements of Operations
(Dollars in thousands)

	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Equity in (loss) income of subsidiaries, net of tax	$(922)	$28,385
Interest on mandatory redeemable shares	2,182	21,142
Net (loss) income	$(3,104)	$7,243

See notes to this schedule.

Schedule I — Condensed Financial Information of Registrant (Continued)
DynCorp International Inc.
Condensed Statements of Cash Flows
(Dollars in thousands)

	49 Days Ended April 1, 2005	Fiscal Year Ended March 31, 2006
Net cash flows from operating activities:
Net (loss) income	$(3,104)	$7,243
Adjustments to reconcile net (loss) income to net cash used for operations:
Non-cash interest expense (redeemable preferred stock dividend)	2,182	21,142
Equity in loss (income) of subsidiaries	922	(28,385)
Net cash from operating activities	—	—
Net cash flows from investing activities:
Businesses acquired	(224,825)	—
Net cash flows from financing activities:
Capital contributions	224,825	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See notes to this schedule.

Schedule I — Condensed Financial Information of Registrant (Continued)
DynCorp International Inc.
Notes to Schedule

Note 1.   Basis of Presentation

Pursuant to rules and regulations of the Securities and Exchange Commission, the unconsolidated condensed financial statements of DynCorp International Inc. (the “Company”) do not reflect all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes.

Accounting for subsidiaries—The Company has accounted for the (loss) income of its subsidiaries under the equity method in the unconsolidated condensed financial statements.

Note 2.   Dividends Received from Consolidated Subsidiaries

The Company has received no dividends from its consolidated subsidiaries. DynCorp International LLC (“LLC”), a consolidated subsidiary of the Company, has covenants related to its long-term debt, including restrictions on dividend payments at April 1, 2005 and March 31, 2006. As of that date, LLC’s accumulated deficit and net assets were not free from such restrictions.

* * * * *

Schedule II — Valuation and Qualifying Accounts

DynCorp International Inc.

For the Fiscal Year ended April 2, 2004, Period from April 3, 2004 to February 11, 2005, 49 Days Ended April 1, 2005
and Fiscal Year Ended March 31, 2006
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
March 29, 2003—April 2, 2004	$2,060	—	(872)	$1,188
April 3, 2004—February 11, 2005	$1,188	4,338	(1,026)	$4,500
February 12, 2005—April 1, 2005	$4,500	—	—	$4,500
April 2, 2005—March 31, 2006	$4,500	4,203	(224)	$8,479

(1)             Uncollectible accounts written off net of recoveries.

* * * * *

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

1.   Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2006. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were: (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s management, including the Company’s chief executive officer and chief financial officer, by others within those entities, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared; and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2.   Changes In Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

On June 28, 2006, the Company and its operating company entered into a second amendment and waiver of our senior secured credit facility, dated February 11, 2005.  The second amendment and waiver provided for a new term loan in the amount of $431.6 million, which was the outstanding balance of the existing term loan under our senior secured credit facility on the date of the second amendment and waiver.  The maturity date of the new term loan is unchanged from the maturity date of the existing term loan.  The proceeds from the new term loan were used to repay the existing term loan.  The second amendment and waiver also, among other things, (i) decreases the interest rate applicable to the term loan under our senior secured credit facility; (ii) permits us to request an increase in our revolving credit facility by an aggregate amount of up to $30.0 million provided that none of the existing lenders or any other lender is committed to provide such increase; (iii) increases the amount of capital expenditures permitted under our senior secured credit facility from $4.0 million per fiscal year to $8.0 million per fiscal year; (iv) increases the amount of capitalized leases permitted under our senior secured credit facility; (v) allows for the payment of dividends and the repurchase of our capital stock in the amount of $10.0 million plus, if our leverage ratio (as defined in our senior secured credit facility) is below 3.25:1.00, 25% of our excess cash flow (as defined in our senior secured credit facility) for each fiscal year; and (vi) postpones the first prepayment of the senior secured credit facility based on our excess cash flow until 90 days following our fiscal year which ends on March 30, 2007.  A copy of this second amendment and waiver is attached to this Form 10-K as Exhibit 10.16.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Management

The following table sets forth certain information regarding the members of our board of directors and executive officers, as of June 1, 2006. Each of the individuals set forth below served in the respective positions as of June 1, 2006 and has served in such capacity since the dates indicated below in their biographical data.

Name	Age	Position
Robert B. McKeon.	51	Chairman of the Board
Stephen J. Cannon	52	President, Chief Executive Officer and Director
Jay K. Gorman	48	Executive Vice President and Chief Operating Officer of our operating company
Michael J. Thorne	49	Senior Vice President, Chief Financial Officer and Treasurer
R. Y. Morrel	51	Senior Vice President and General Counsel
Robert B. Rosenkranz	66	President, International Technical Services of our operating company
Natale S. DiGesualdo	66	President, Field Technical Services of our operating company
Ambassador Marc Grossman	54	Director
Thomas J. Campbell .	47	Director
General Richard E. Hawley (USAF Ret.)	64	Director
Herbert J. Lanese.	61	Director
General Barry R. McCaffrey (USA Ret.)	63	Director
Ramzi M. Musallam	37	Director
Admiral Joseph W. Prueher (USN Ret.)	63	Director
Charles S. Ream	62	Director
Admiral Leighton W. Smith, Jr. (USN. Ret.)	66	Director
William G. Tobin	68	Director
General Anthony C. Zinni (USMC Ret.) .	62	Director

Robert B. McKeon has been the Chairman of our board of directors since February 11, 2005. Mr. McKeon is a member of our compensation committee, corporate governance and nominating committee and executive committee. Mr. McKeon is the President of Veritas Capital, a New York-based private equity investment firm he founded in 1992. Mr. McKeon is on the Board of Trustees of Fordham University, a member of the Board of Fellows of Trinity College, a member of the Council on Foreign Relations and is a member of the boards of directors of several private companies. Mr. McKeon holds a Bachelor’s degree from Fordham University and a Master’s degree in business administration from Harvard Business School.

Stephen J. Cannon has served as our President and Chief Executive Officer since March 24, 2005. Mr. Cannon has been a member of our board of directors since February 11, 2005 and serves on our corporate governance and nominating committee. Before assuming the role of President in 2001, Mr. Cannon served as Senior Vice President of DynCorp Technical Services. He was responsible for operational and financial management, business development and strategic planning. He has also held management positions for DynCorp’s Aerospace Operations Division, which subsequently became DynCorp Technical Services, Inc. Mr. Cannon is also on the board of directors of Offshore Logistics, Inc. Mr. Cannon holds Bachelor’s and Master’s degrees from Virginia Polytechnic Institute and State University. As of March 31, 2006, Mr. Cannon has been employed by DynCorp International and our predecessors for 24 years commencing February 1982.

Jay K. Gorman has been our Executive Vice President and Chief Operating Officer of our operating company since March 8, 2005. Before assuming his current position, Mr. Gorman served as Vice President of International Operations and as Senior Vice President of DynCorp Technical Services and prior to that as Vice President of Middle East/Africa Operations within DynCorp Technical Services. He was responsible for operational and financial management, business development and strategic planning for operations in Saudi Arabia, Oman, Kuwait, Bahrain, Jordan and the UAE. He has held management positions for our operating company’s Aerospace Operations Division, which subsequently became DynCorp Technical Services. As of March 31, 2006, Mr. Gorman has been employed by DynCorp International and its predecessors for 12 years commencing January 1994.

Michael J. Thorne has served as our Senior Vice President, Chief Financial Officer (“CFO”) and Treasurer since March 24, 2005. Before assuming this position, he was Vice President of Contracts and a director for joint ventures in the U.K. (Dyn-Hibernia), Saudi Arabia (Dyn-Al Rushaid) and Puerto Rico (DynPuertoRico). Mr. Thorne’s other responsibilities have included financial forecasts, forward pricing rates, incurred cost submissions, disclosure statements and program/contract pricing. He joined the Company in 2001 after spending 22 years with Lockheed Martin in various key financial positions. His background includes roles at both the manufacturing and the service divisions of Lockheed. In 1978, Mr. Thorne graduated from the University of Georgia with a BBA degree in Finance, and subsequently earned his MBA in Finance in 1979. As of March 31, 2006, Mr. Thorne has been employed by DynCorp International and its predecessors for five years commencing July 2001.

R. Y. Morrel has been our Senior Vice President and General Counsel since September 12, 2005. From 1994 to February 2005, Ms. Morrel served as a vice president of our former corporate parent, DynCorp. Prior to DynCorp’s acquisition by Computer Sciences Corporation in March 2003, Ms. Morrel was responsible for all legal matters arising within DynCorp’s operations, including the conduct, strategy and oversight of all litigation, heading DynCorp’s overall compliance program and managing the law department. Ms. Morrel was a vice president of DynCorp and assistant general counsel for Computer Sciences Corporation from March 2003 to February 2005. In addition to her law degree from Cleveland-Marshall College of Law, Ms. Morrel received an M.A. from Villanova University and a B.A. from Temple University. Ms. Morrel is licensed to practice before the United States Supreme Court, the United States Court of Federal Claims, and in Virginia, Maryland, Pennsylvania and the District of Columbia. As of March 31, 2006, Ms. Morrel has been employed by the Company and its predecessors for 22 years.

Robert B. Rosenkranz has served as our operating company’s President of International Technical Services since August 29, 2005. He is responsible for managing the International Technical Services segment, including law enforcement services, counter-narcotics support, contingency and logistic support services, facility operations, infrastructure development and security services. He graduated from the U.S. Military Academy, holds a Masters degree from the University of Pennsylvania and retired from the U.S. Army as a major general. He served as Senior Vice President for range and logistics services of the Company’s predecessor from 1995 to 2001; as Vice President of business development for MPRI/L-3 from 2001 to 2003; as General Manager of Beamhit from 2003 to 2004; and as a Vice President of business development for KEI Pearson, Inc. from January to August 2005. Mr. Rosenkranz joined DynCorp International in his current capacity on August 29, 2005.

Natale S. DiGesualdo has been our operating company’s President of Field Technical Services since March 8, 2005. He is responsible for managing and directing the operations and financial management for more than 5,000 employees worldwide. Mr. DiGesualdo has more than 45 years of experience applicable to aviation maintenance and maintenance management, of which more than 40 years are with DynCorp International Contract Field Teams operations. He has served in various positions, ranging from Avionics Technician to Supervisor, rising to his current position as President, Field Technical Services. Mr. DiGesualdo attended Wichita State University, under the continuing education program, toward a Bachelor’s degree in Business Administration. As of March 31, 2006, Mr. DiGesualdo has been employed by DynCorp International and its predecessors for 43 years commencing September 1961.

Ambassador Marc Grossman has been a member of our board of directors since March 16, 2006. Ambassador Grossman is a member of our corporate governance and nominating committee. He is Vice Chairman of The Cohen Group, a strategic business consulting firm. In 2005, Ambassador Grossman retired after he completed 29 years of public service with the State Department as the Under Secretary of State for Political Affairs. Ambassador Grossman was the Under Secretary of State for Political Affairs from 2001 to 2005 and the Director General of the Foreign Service and Director of Human Resources from 2000 to 2001. Ambassador Grossman previously served as the Assistant Secretary of State for European Affairs from 1997 to 2000 and U.S. Ambassador to Turkey from 1994 to 1997. Ambassador Grossman holds a Bachelor’s degree from the University of California, Santa Barbara and a MSc in International Relations from the London School of Economics and Political Science.

Thomas J. Campbell has been a member of our board of directors since February 11, 2005. Mr. Campbell is a member of our executive committee. Mr. Campbell is a partner at Veritas Capital, which he has been associated with since 1992. He is also a member of the boards of directors of several private companies. Mr. Campbell holds a Bachelor’s degree in Accounting and Finance from Lehigh University.

General Richard E. Hawley (USAF Ret.) has been a member of our board of directors since February 11, 2005. Since 1999, Gen. Hawley has been an independent consultant to the U.S. government and various aerospace companies. Gen. Hawley retired in July 1999 after a 35-year career in the U.S. Air Force where he served as Commander, Air Combat Command from 1996 to 1999; as Commander, Allied Air Forces Central Europe; and as Commander, U.S. Air Forces Europe from 1995 to 1996. Gen. Hawley holds a Bachelor’s degree from the U.S. Air Force Academy and a Master’s degree in Economics from Georgetown University. He is a director of the Astronautics Corporation of America, McNeil Technologies, Inc., Enterprise Electronics Corporation, Continental Electronics Corporation and DFI International and a member of the Board of Advisors of Christopher Newport University’s School of Business.

Herbert J. Lanese has been a member of our board of directors since March 16, 2006. Mr. Lanese is the Chairman of our compensation committee and a member of our audit committee. Mr. Lanese has been an independent businessman and private investor for the past five years. He is a former President of McDonnell Douglas Aircraft. Mr. Lanese also held positions of Executive Vice President and CFO at McDonnell Douglas Corporation. Prior to joining McDonnell Douglas Corporation, he served as Corporate Vice President of Tenneco, Inc., where he was responsible for strategic planning, capital structure, accounting and information systems. Earlier, he held positions as Vice President and CFO of Tenneco Inc.’s Newport News Shipbuilding business and Vice President of Finance of Tenneco Chemicals. He began his career in Engineering and Production Management at General Motors Corporation before becoming Director, U.S. Chemical Operations, at BF Goodrich Company. Mr. Lanese has been director of Atlas Air Worldwide Holdings, Inc. since 2004. Mr. Lanese holds a Bachelor’s degree and a Master’s degree in Business Administration from Bowling Green State University.

General Barry R. McCaffrey (USA Ret.) has been a member of our board of directors since February 11, 2005. Gen. McCaffrey was Director, White House Office of National Drug Control Policy from February 1996 to January 2001, serving as a member of the President’s Cabinet and the National Security Council. During his service career, he served overseas for 13 years, including service as Commander-in-Chief, U.S. Southern Command from 1994 to 1996. Gen. McCaffrey holds a Bachelor’s degree in General Engineering from the U.S. Military Academy and holds a Master’s degree in Civil Government from American University. Gen. McCaffrey is the president of a private consulting firm. He is also a member of the boards of several private companies.

Ramzi M. Musallam has been a member of our board of directors since February 11, 2005. Mr. Musallam is our assistant secretary, a member of our compensation committee and a member of our executive committee. Mr. Musallam is a partner at Veritas Capital, which he has been associated with since 1997. He is also a member of the boards of directors of several private companies. Mr. Musallam holds a Bachelor’s degree from Colgate University with a double major in Economics and Mathematics and a Master’s degree in Business Administration from the University of Chicago Graduate School of Business.

Admiral Joseph W. Prueher (USN Ret.) has been a member of our board of directors since February 11, 2005. Admiral Prueher is the Chairman of our corporate governance and nominating committee. Admiral Prueher served as U.S. Ambassador to the People’s Republic of China from November 1999 to May 2001. His diplomatic post followed a 35-year career in the U.S. Navy, where he served as Commander-in-Chief, U.S. Pacific Command from January 1996 to February 1999. From 1989 through 1995, Admiral Prueher served as Commandant of Midshipmen at the U.S. Naval Academy at Annapolis, Commander of Carrier Battle Group ONE based in San Diego, Commander of the U.S. Mediterranean Sixth Fleet and of NATO Striking Forces and as Vice Chief of Naval Operations in the Pentagon. Admiral Prueher holds a Bachelor’s degree in Naval Science from the U.S. Naval Academy and a Master’s degree in International Relations from George Washington University. He is a consulting professor at Stanford and Harvard universities and a trustee of The Nature Conservancy of Virginia. He is a member of the board of directors of Fluor Corporation, Merrill Lynch & Co, Inc., New York Life Insurance Company and Emerson Electric Co.

Charles S. Ream has been a member of our board of directors since March 16, 2006. Mr. Ream is the Chairman of our audit committee and a member of our compensation committee. Mr. Ream retired as the Executive Vice President and CFO of Anteon International Corporation, having served in that capacity from May 2003 to June 2006. Mr. Ream also served as Senior Vice President and CFO of Newport News Shipbuilding Inc. from October 2000 to 2001. Previously, he served as Senior Vice President, Finance of Raytheon Systems Company and Senior Vice President and CFO at Hughes Aircraft Company. He was formerly a partner at Deloitte & Touche LLP. Mr. Ream holds a Master of Accountancy degree from the University of Arizona and is a Certified Public Accountant. He is a director of Stewart & Stevenson Services, Inc.

Admiral Leighton W. Smith, Jr. (USN. Ret.) has been a member of our board of directors since February 11, 2005. Admiral Smith is a member of our audit committee. Admiral Smith was appointed to four star rank in April 1994, became Commander-in-Chief, Allied Forces Southern Europe and concurrently assumed the command of the NATO-led Implementation Force in Bosnia in December 1995. Admiral Smith has served as a Senior Fellow at the Center for Naval Analysis and as a Senior Advisor to the Institute for Defense Analysis. He is a member of the boards of directors of CAE USA Inc. and Billing Services Group. Admiral Smith is a Presidential appointee to the U.S. Naval Academy Board of Visitors.

William G. Tobin has been a member of our board of directors since February 11, 2005. Mr. Tobin is a member of our compensation committee. Mr. Tobin has been a Managing Director and Chairman of the Defense & Aerospace practice of Korn/Ferry International since September 1986. From 1961 to 1981, Mr. Tobin was a professional military officer serving in a variety of command and staff positions worldwide. Mr. Tobin holds a Bachelor’s degree in Engineering from the U.S. Military Academy and advanced degrees from both George Washington University and Long Island University.

General Anthony C. Zinni (USMC Ret.) has been a member of our board of directors since February 11, 2005. Gen. Zinni retired from the U.S. Marine Corps after 39 years of service in September 2000. During his military career, Gen. Zinni served as the Commanding General, the First Marine Expeditionary Force from 1994 to 1996, and as Commander-in-Chief, U.S. Central Command from 1997 to 2000. Gen. Zinni has participated in numerous humanitarian operations and presidential diplomatic missions. In November 2001, Gen. Zinni was appointed senior adviser and U.S. envoy to the Middle East by Secretary of State Colin Powell. Gen. Zinni holds a Bachelor’s degree in Economics from Villanova University and Master’s degrees in International Relations from Central Michigan University and in Management and Supervision from Salve Regina University.

Board of Directors

We have thirteen directors, including Mr. Lanese and Mr. Ream who qualify as financial experts under the rules and regulations of the SEC and New York Stock Exchange. We are a controlled company within the meaning of the New York Stock Exchange rules, and because of this, until such time as we are no longer a controlled company, we are exempt from the New York Stock Exchange requirements that our board be composed of a majority of independent directors and that our compensation and corporate governance committees be composed entirely of independent directors. Any director may be removed from office by our stockholder. Veritas Capital is the beneficial owner of a majority of our common stock and will be able to unilaterally remove directors. Subject to the terms and conditions set forth in their employment agreements, if applicable, our executive officers serve at the discretion of our board of directors.

Director Independence

Our board has reviewed the independence of each of its members based on the criteria for independence set forth under applicable securities laws, including the Exchange Act, applicable rules and regulations of the SEC and applicable rules and regulations of the NYSE. The NYSE Listed Company Manual and corresponding listing standards provide that, in order to be independent, the board must determine that a director has no material relationship with the Company other than as a director.

Our board of directors is divided into three classes, as nearly equal in number as possible, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. As of March 31, 2006, the following individuals are directors and will serve for the terms indicated:

Class I Directors (term expiring at the first annual meeting of stockholders held following the closing of initial public offering)

Robert B. McKeon
General Barry R. McCaffrey
Admiral Joseph W. Prueher
Herbert J. Lanese
Admiral Leighton W. Smith, Jr.

Class II Directors (term expiring at the second annual meeting of stockholders held following the closing of initial public offering)

Stephen J. Cannon
Thomas J. Campbell

General Anthony C. Zinni
Charles S. Ream

Class III Directors (term expiring at the third annual meeting of stockholders held following the closing of initial public offering)

General Richard E. Hawley
Ramzi M. Musallam
William G. Tobin
Ambassador Marc Grossman

Generals Hawley, McCaffrey and Zinni, Admirals Prueher and Smith and Mr. Tobin are also members of the Defense & Aerospace Advisory Council of Veritas Capital.

Each of our directors, other than Robert B. McKeon, Stephen J. Cannon, Thomas J. Campbell and Ramzi M. Musallam, are independent.

Board Committees.   Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board has an audit committee, a compensation committee, a nominating/corporate governance committee and an executive committee. The composition of our board committees comply when required, with the applicable rules of the New York Stock Exchange and the provisions of the Sarbanes-Oxley Act of 2002.

Audit Committee.   Our audit committee is comprised of three directors who satisfy the independence standards promulgated under the requirements of the New York Stock Exchange and the SEC. The audit committee consists of Charles S. Ream as Chairman, Admiral Leighton W. Smith, Jr. and Herbert J. Lanese. Mr. Ream and Mr. Lanese are financial experts pursuant to the requirements of the New York Stock Exchange and the SEC. Our board of directors has determined that Admiral Leighton W. Smith, Jr. meets the financial literacy requirements of the New York Stock Exchange. Our audit committee is responsible for, among other things, making recommendations concerning the engagement of our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.

Compensation Committee.   The compensation committee is primarily concerned with administering programs and policies regarding the compensation of executive officers and employee benefit plans. The committee is responsible for determining compensation of our executive officers and other employees and overseeing the administration of all employee benefit plans and programs. Our compensation committee is comprised of Messrs. McKeon, Musallam, Lanese (Chairman), Ream and Tobin.

Corporate Governance and Nominating Committee.   The corporate governance and nominating committee is primarily concerned with selecting the director nominees for the next annual stockholder meeting and review of our corporate governance policies. The committee is responsible for reviewing director compensation and benefits, overseeing the annual self-evaluations of our board of directors and making recommendations to the board concerning the structure and membership of the other board committees. Our corporate governance and nominating committee is comprised of Messrs. McKeon, Cannon, Prueher (Chairman) and Grossman.

Executive Committee.   The executive committee is responsible for reviewing major operating, contractual and expenditure issues. Our executive committee is comprised of Messrs. McKeon, Campbell and Musallam.

Compensation of Directors

The nine outside directors, Generals Hawley, McCaffrey and Zinni, Admirals Prueher and Smith, Mr. Grossman, Mr. Lanese, Mr. Ream and Mr. Tobin, are paid $35,000 annually, an additional fee of $2,000 for the attendance of each regular quarterly board meeting, and an additional fee of $6,250 for each board meeting other than regular quarterly meetings. In addition, our outside directors were granted Class B interests in DIV Holding LLC, see “Executive Compensation—Management Incentives Plans.”  We do not maintain a medical, dental or retirement benefits plan for these directors. The remaining directors are employed either by us or by Veritas Capital and do not receive any separate compensation from us for their services as directors although they are reimbursed for expenses incurred in connection with attending board and committee meetings.

Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks (i.e., no executive officer serves as a member of the board or the compensation committee of another entity which has an executive officer serving on the board or on the compensation committee of such entity).

Code of Ethics

The Company has adopted a code of ethics, referred to within the Company as the Standards of Conduct, that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and all other employees and directors of the Company and its subsidiaries. The Company has posted its code of ethics on its website (www. dyn-intl.com), and it is available in print to any stockholder upon request. The Company will post any amendments to, or any waivers from, a provision of its Standards of Conduct.

ITEM 11.         EXECUTIVE COMPENSATION.

The following table summarizes compensation awarded or paid during fiscal year 2006, 2005 and 2004 to our operating company’s President and Chief Executive Officer and our operating company’s four other most highly compensated executive officers as of March 31, 2006, the completion of our last fiscal year. Compensation amounts reflect compensation paid while the individuals listed below were employed while our operating company was a subsidiary of Computer Sciences Corporation. The compensation amounts referred to below do not reflect participation in any Computer Sciences Corporation stock-based incentive plan.

	Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)		Other Annual Compensation(2)
Stephen J. Cannon	2006	$563,029	$1,510,000	(3)	$14,400
President and Chief Executive Officer	2005	369,221	592,000		1,662
	2004	359,401	334,496		7,983
Jay K. Gorman	2006	$365,253	$976,950	(3)	$6,134
Executive Vice President and Chief	2005	245,094	308,000		708
Operating Officer	2004	218,603	159,296		7,938
Michael J. Thorne	2006	$285,590	$651,300	(3)	$12,000
Senior Vice President and Chief Financial	2005	186,737	190,000		1,385
Officer	2004	135,268	75,600		—
Natale S. DiGesualdo	2006	$253,449	$590,300	(3)	$4,324
President, Field Technical Services	2005	190,430	153,400		447
	2004	185,514	100,807		6,735
R. Y. Morrel	2006	$330,044	$183,000		$10,385
Senior Vice President and General Counsel	2005	207,713	135,000		1,246
	2004	192,769	75,000		6,060

(1)             Executive incentive plan bonuses have been included in the respective fiscal year when earned.

(2)             Includes payment of certain insurance premiums during fiscal 2004 and car allowance.

(3)             Amount includes a special retention bonus in connection with the 2005 Acquisition. See “—Special Retention Plan” described below.

Employment Agreements

General

Our operating company has entered into employment agreements with eight individuals, including Stephen J. Cannon, Jay K. Gorman, Michael J. Thorne, Natale S. DiGesualdo and R. Y. Morrel for an initial term of five years commencing on April 1, 2006 and ending at midnight on March 31, 2011. Following the initial term, each employment agreement will automatically renew for additional one-year periods each April 1, unless either our operating company or the executive delivers written notice of intent not to renew. Messrs. Cannon, Gorman, Thorne, DiGesualdo and Ms. Morrel will be paid an annual base salary of $750,000, $475,000, $350,000, $253,000 and $330,000, respectively. In addition, each of Messrs. Cannon, Gorman, Thorne, DiGesualdo and Ms. Morrel will be eligible to receive an annual bonus of 100%, 75%, 60%, 50% and 50%, respectively, of his or her base salary subject to achieving performance targets.

Termination Provisions

If any of Messrs. Cannon, Gorman, Thorne or DiGesualdo or Ms. Morrel is terminated without “cause” or terminates his or her employment for “good cause,” as those terms are defined in the applicable employment agreement, in addition to receiving accrued base salary and accrued and unused vacation earned through the date of termination and a prorated portion of his or her annual bonus based on our operating company’s projected performance through the date of termination, after executing an irrevocable waiver and release of claims, he or she will be entitled to:

(1)         a payment equal to two times the sum of the executive’s base salary for the year of termination, payable in two equal lump sum payments, the first on the first payroll date that is six months following the date of termination and the second on the first payroll date that is twelve months following the date of termination;

(2)         exercise any vested stock options to purchase stock in our operating company or any equivalent or similar vested rights that appreciate or tend to appreciate as the value of our operating company’s common stock appreciates for a period of ninety days; and

(3)         reimbursement from our operating company for the same portion of his or her health insurance premium that our operating company paid during the executive’s employment until the earlier of (i) the last day that the executive is entitled to health care continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 and (ii) the date on which the executive becomes covered under any other group health plan (as an employee or otherwise).

If any of Messrs. Cannon, Gorman, Thorne or DiGesualdo or Ms. Morrel is terminated for any other reason, other than retirement, death or disability, neither the executive nor his or her estate will be entitled to any severance payments other than accrued salary and accrued and unused vacation earned through the date of termination. If any of the executives retires, dies or becomes disabled, the executive or his or her estate, in addition to receiving accrued base salary and accrued and unused vacation earned through the date of termination, after executing an irrevocable waiver and release of claims, will be entitled to: (i) receive a pro rata portion of the executive’s annual bonus based on our operating company’s projected performance through the date of termination; and (ii) exercise any vested stock options to purchase stock in our operating company or any equivalent or similar vested rights that appreciate or tend to appreciate as the value of our operating company’s common stock appreciates for a period of ninety days.

Non-Solicitation Provision

Each of Messrs. Cannon, Gorman, Thorne and DiGesualdo and Ms. Morrel agrees not to employ or solicit for employment any employee of our operating company during the executive’s employment and for a period of one year following the executive’s termination of employment for any reason.

Special Cash Bonus

Upon consummation of the Equity Offering, we used cash on hand to pay special cash bonuses of $3.125 million in the aggregate to our executive officers and certain other members of management. Of that amount, Messrs. Cannon, Gorman, Thorne, Rosenkranz and Ms. Morrel received $1,000,000, $750,000, $500,000, $100,000 and $100,000, respectively. These bonuses were intended to reward management for their efforts in connection with the successful consummation of this offering. The bonuses were paid on May 12, 2006.

Special Retention Plan

In connection with the 2005 Acquisition, our operating company adopted the DynCorp International LLC Special Retention Plan, under which fifteen key management employees became eligible to receive an incentive payment payable thirty days following the six-month anniversary of the consummation of the 2005 Acquisition transactions, provided they remained continuously employed by our operating company, any subsidiary, division or affiliated unit divested by DynCorp in the 2005 Acquisition transactions until six months following the closing of such transactions. Nine of the eligible employees received fixed payments aggregating $525,000. Amounts for the remaining six eligible employees were based on a percentage of the purchase price over $400 million. The total value of the payment to these six employees was $3.375 million. The retention payments paid to Stephen J. Cannon, Jay K. Gorman, James Wickham, George Fleischmann, Michael J. Thorne and Natale S. DiGesualdo on August 12, 2005 were determined based on the formula discussed above and were $900,000, $675,000, $450,000, $450,000, $450,000 and $450,000, respectively.

Management Incentive Plans

DIV Holding LLC Class B Interests.   Stephen J. Cannon, our chief executive officer, and certain other members of management, including Natale S. DiGesualdo, Jay K. Gorman, Michael J. Thorne and R. Y. Morrel, and all of our outside directors, which include Ambassador Marc Grossman, General Richard E. Hawley, Herbert J. Lanese, General Barry R. McCaffrey, Admiral Joseph W. Prueher, Charles S. Ream, Admiral Leighton W. Smith Jr., William G. Tobin and General Anthony C. Zinni, participate in our profits through a plan that granted them Class B interests in DIV Holding LLC. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interests are entitled to receive up to 7.5% of all distributions made by DIV Holding LLC after the holders of the Class A interests in DIV Holding LLC have received a return of their invested capital (of which DIV Holding LLC has granted to date Class B interests representing the right to receive a total of 6.4% of its distributions once the holders of the Class A interests have achieved the Class A Return (as defined below), provided that the holders of the Class A interests have received an 8% per annum internal rate of return (compounded annually) on their invested capital (the “Class A Return”). The Class B interests are subject to a five-year vesting schedule with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased.

Incentive Compensation Plans.   Our operating company has adopted an executive incentive plan in which certain officers and other key employees are selected to participate. The executive incentive plan provides for cash awards to be paid from a budgeted bonus pool for each plan year based on the achievement of financial and non-financial objectives established at the beginning of the year. Award amounts are based on a percentage of base salary ranging from 20% to 100% multiplied by the ratio of actual to targeted performance.

Indemnification Agreements

Our Amended and Restated Certificate of Incorporation provides that none of our directors shall be liable to us or our stockholder for monetary damages for any breach of fiduciary duty as a director, except to the extent otherwise required by the Delaware General Corporation Law (the “DGCL”). The effect of this provision is to eliminate our rights, and our stockholder’s rights, to recover monetary damages against a director for breach of a fiduciary duty of care as a director. This provision does not limit or eliminate our right, or the right of any stockholder, to seek non-monetary relief, such as an injunction or rescission in the event of a breach of a director’s duty of care. In addition, our Amended and Restated Certificate of Incorporation provides that, if the DGCL is amended to authorize the further elimination or limitation of the liability of a director or officer, then the liability of the directors and officers shall be eliminated or limited to the fullest extent permitted by the DGCL, as so amended. These provisions do not alter the liability of directors or officers under federal or state securities laws. Our Amended and Restated Certificate of Incorporation also includes provisions for the indemnification of our directors and officers to the fullest extent permitted by Section 145 of the DGCL. We have entered into an indemnification agreement with each of our directors and executive officers which requires us, among other things, to indemnify them against certain liabilities that may arise by reason of his or her status or service as a director or officer (other than liabilities arising from willful misconduct of a culpable nature). We currently have, and intend to maintain, director and officer liability insurance.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership as of June 1, 2006 by:

•       each person who is known by us to beneficially own 5% or more of our outstanding equity;

•       each of our directors;

•       each of our executive officers of our operating company named in the table under “Directors and Executive Officers of the Registrant—Management”; and

•       all members of our board of directors and our executive officers as a group.

To our knowledge, each of the holders listed below has sole voting and investment power as to the membership interests owned unless otherwise noted.

Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)(2)	Percent
Veritas Capital Management II, L.L.C.	32,000,000	56.1%
Robert B. McKeon(3)(4)	32,000,000	56.1%
Stephen J. Cannon(5)	—	—
Jay K. Gorman(5)	—	—
Michael J. Thorne(5)	2,000	*
R. Y. Morrel(5)(6)	13,000	*
Robert B. Rosenkranz(5)	600	*
Natale S. DiGesualdo(5)	5,000	*
Thomas J. Campbell	—	—
Ambassador Marc Grossman	—	—
General Richard E. Hawley (USAF Ret.)(5)	3,000	*
Herbert J. Lanese	10,000	*
General Barry R. McCaffrey (USA Ret.)(5)	—	—
Ramzi M. Musallam	—	—
Admiral Joseph W. Prueher (USN Ret.)(5)	3,000	*
Charles S. Ream	4,000	*
Admiral Leighton W. Smith, Jr. (USN. Ret.)(5)	1,000	*
William G. Tobin(5)	1,000	*
General Anthony C. Zinni (USMC Ret.)(5)	—	—
All Named Executive Officers and Directors as a Group (14 Persons)(4)(5)	32,042,600	56.2%

*                     Reflects less than 1% ownership interest.

(1)             Except as otherwise indicated, the address for each of the named security owners is 8445 Freeport Parkway, Suite 400, Irving, Texas 75063. The address for Messrs. McKeon, Campbell and Musallam is c/o Veritas Capital, and the address for Veritas Capital is 590 Madison Avenue, New York, New York 10022.

(2)             32,000,000 issued and outstanding shares of Class A common stock are held by DIV Holding LLC, a Delaware limited liability company and an affiliate of Veritas Capital. Veritas Capital Management II, L.L.C.’s interest is held indirectly through DIV Holding LLC. The Veritas Capital Fund II, L.P., a Delaware limited partnership of which Veritas Capital Management II, L.L.C. is the general partner and the manager of DIV Holding LLC. Veritas Capital owns 86% of the Class A membership interests of DIV Holding LLC, and Carlisle Ventures Inc., through VCDI Holding LLC, owns 14% of the Class A membership interests. Accordingly, the shareholdings of Veritas Capital Management II, L.L.C. reflected in the table above reflect indirect beneficial ownership in DynCorp International held through membership interests in DIV Holding LLC.

(3)             Robert B. McKeon, Chairman of our board of directors, is the managing member of Veritas Capital Management II, L.L.C., and as such may be deemed a beneficial owner of the shares owned beneficially by Veritas Capital Management II, L.L.C. or voted under the direction of Veritas Capital Management II, L.L.C. Mr. McKeon disclaims this beneficial ownership, except to the extent of his pecuniary interest in The Veritas Capital Fund II, L.P. and DIV Holding LLC.

(4)             Includes 100% of the Class A interests held by Veritas Capital and Carlisle Ventures, Inc. (an affiliate of The Northwestern Mutual Life Insurance Company), beneficial ownership of which may be deemed to be shared by Mr. McKeon, as the managing member of Veritas Capital Management II, L.L.C. See footnote 3 above. Mr. McKeon disclaims this beneficial ownership except to the extent of his pecuniary interest in The Veritas Capital Fund II, L.P. and DIV Holding LLC.

(5)             Messsrs. Cannon, Gorman, Thorne, Rosenkranz, DiGesualdo, Grossman, Hawley, Lanese, McCaffrey, Prueher, Ream, Smith Jr., Tobin and Zinni and Ms. Morrel own indirect interests in the Company through Class B interests in DIV Holding LLC. Stephen J. Cannon owns a 2.0% Class B interest in DIV Holding LLC and each of Messrs. Gorman, Thorne, Rosenkranz, DiGesualdo, Grossman, Hawley, Lanese, McCaffrey, Prueher, Ream, Smith Jr., Tobin and Zinni and Ms. Morrel own less than a 1% Class B interest in DIV Holding LLC. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interests are entitled to receive up to 7.5% of all distributions made by DIV Holding LLC after the holders of Class A interests in DIV Holding LLC have received a return of their invested capital, provided that the holders of Class A interests have received an 8% per annum internal rate of return (compounded annually) on their invested capital. The Class B interests are subject to a five year vesting schedule with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased.

(6)             Ms. Morrel disclaims beneficial ownership of 6,500 shares owned by her spouse.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Fees Payable to Veritas Capital

We pay Veritas Capital an annual management fee of $300,000 to provide us with general business management, financial, strategic and consulting services. The amount of the management fee is comparable to the fees we would have been charged by third parties performing similar services. We also paid to Veritas Capital a one-time transaction fee of $12.0 million at the closing of the 2005 Acquisition, as consideration for its assistance in connection with planning, structuring and consummating the 2005 Acquisition. Upon consummation of our Equity Offering, we paid a fee of $5.0 million to Veritas Capital.

DIV Holding LLC

Special Class B Distribution

Subsequent to fiscal year ended March 31, 2006, we paid a special Class B distribution of $100.0 million. Based on our accumulated net profits since inception through March 31, 2006, the entire distribution to the holders of our Class B common stock is a return of capital.

Upon consummation of the Equity Offering, DIV Holding LLC was the only holder of our Class B common stock. Therefore, DIV Holding LLC was the only stockholder entitled to receive the payment of the special Class B distribution. DIV Holding LLC has Class A and Class B interests. 100% of the Class A interests are held by Veritas Capital and Carlisle Ventures, Inc. (an affiliate of The Northwestern Mutual Life Insurance Company). The Class B interests of DIV Holding are held by Messrs. Stephen J. Cannon, Gorman, Thorne, Charles C. Cannon, DiGesualdo and other employees and outside directors. DIV Holding LLC distributed the special Class B distribution proceeds; Veritas Capital received $86.0 million of the $100.0 million special Class B distribution; and Carlisle Ventures, Inc. received the balance of $14.0 million.

Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interests are entitled to receive up to 7.5% of all distributions made by DIV Holding LLC after the holders of the Class A interests in DIV Holding LLC have received a return of their invested capital (of which DIV Holding LLC has granted to date Class B interests representing the right to receive a total of 6.4% of its distributions once the holders of Class A interests have achieved the Class A Return), provided that the holders of the Class A interests have received an 8% per annum internal rate of return (compounded annually) on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased.

Registration Rights Agreement

We entered into a registration rights agreement with DIV Holding LLC, our principal stockholder. Pursuant to that agreement, DIV Holding LLC will be entitled to registration rights and it may require us to effect the registration of any shares of our Class A common stock held by DIV Holding LLC on not more than five occasions upon demand. Under the terms of this agreement, we will be required to pay all registration expenses in connection with any demand registration. In addition, if we propose to register additional shares of Class A common stock, DIV Holding LLC will be entitled to notice of the registration and is entitled to include its shares of Class A common stock in that registration with all registration expenses paid by us.

Notwithstanding the foregoing, DIV Holding LLC has agreed that it will not exercise its registration rights until 180 days following the effective date of our registration statement (May 3, 2006) without the prior consent of Credit Suisse Securities (USA) LLC.

Transition Services Agreement

Following the 2005 Acquisition, support for the business applications and communications technology of our operating company’s business was provided by a combination of DynCorp and our operating company’s dedicated resources and centralized Computer Sciences Corporation administrative and information technology resources. Our operating company entered into a transition services agreement with Computer Sciences Corporation upon the closing of the 2005 Acquisition, which covered support services for certain operating areas, including information technology, business systems, financial operations, payroll/HR and employee benefits. Pursuant to the agreement, Computer Sciences Corporation continues to perform personnel accounting and communication services. We provide all other services not extended under this agreement without any support from Computer Sciences Corporation. The total cost of transition services during fiscal 2005 and 2006, was $355,000 and $1,613,000, respectively. On May 15, 2006, we terminated the transition services agreement with Computer Sciences Corporation. All services previously provided by Computer Sciences Corporation are now performed by our own employees.

Purchase Agreement

For a discussion of the terms of the purchase agreement between us and Computer Sciences Corporation (including ongoing indemnification obligations), see “Business—The 2005 Acquisition.”

Shares Eligible for Future Sale

Prior to the Equity Offering, there had been no market for our Class A common stock. Upon completion of the Equity Offering, we have an aggregate of 57.0 million shares of Class A common stock outstanding on a fully diluted basis. All of the shares that we sold in the Equity Offering will be freely tradable without restriction or further registration under the Securities Act, except that any shares purchased by our affiliates, as that term is defined in Rule 144, may generally only be sold in compliance with the limitations of Rule 144, which is summarized below. The remaining 32.0 million shares of our Class A common stock that are outstanding after the Equity Offering (after giving effect to the automatic conversion of the Class B common stock into Class A common stock) will be restricted shares under the terms of the Securities Act. All of these shares are subject to lock-up agreements. Restricted shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act, which rules are summarized below.

Sales of Restricted Securities

Restricted shares may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act, as discussed below.

In general, under Rule 144 as currently in effect, beginning 90 days after the Equity Offering date, a person who has beneficially owned restricted shares for at least one year and has complied with the requirements described below would be entitled to sell a specified number of shares within any three-month period. That number of shares cannot exceed the greater of one percent of the number of shares of Class A common stock then outstanding, which will equal approximately 570,000 shares and conversion of the Class B common stock, or the average weekly trading volume of our Class A common stock on The New York Stock Exchange during the four calendar weeks preceding the filing of a notice on Form 144 reporting the sale. Sales under Rule 144 are also restricted by manner of sale provisions, notice requirements and the availability of current public information about us. Rule 144 also provides that our affiliates who are selling shares of our common stock that are not restricted shares must comply with the same restrictions applicable to restricted shares with the exception of the holding period requirement.

Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell those shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

As a result of lock-up agreements and the provisions of Rule 144, 32.0 million additional shares may be available for sale in the public market after the expiration of the lock-up period provided for in the lock-up agreements, subject, in some cases, to volume limits.

Effects of Sales of Shares

No predictions can be made as to the effect, if any, that sales of shares of our Class A common stock from time to time, or the availability of shares of our Class A common stock for future sale, may have on the market price for shares of our Class A common stock. Sales of substantial amounts of Class A common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our Class A common stock and could impair our future ability to obtain capital through an offering of equity securities. For a discussion of risks related to our equity, see “Risk Factors.”

Special Retention Plan

Our operating company adopted a special retention plan that applies to certain members of our senior management that entitles them to receive an incentive payment payable within thirty days after the six-month anniversary of the consummation of the 2005 Acquisition, provided they remain continuously employed by us, any subsidiary, division or affiliated unit divested by DynCorp in the 2005 Acquisition transactions until six months following the closing of such transaction. Nine of the eligible employees received aggregate payments equal to $525,000. Amounts for the remaining six eligible employees were based on a percentage of the purchase price over $400 million. The total value of these six employees was $3.375 million. The retention payments paid to Messrs. Cannon, Gorman, Wickham, Fleischmann, Thorne and DiGesualdo on August 12, 2005 were determined based on a formula discussed above and the payments were $900,000, $675,000, $450,000, $450,000, $450,000 and $450,000, respectively.

Other Relationships

Mr. Jay K. Gorman’s brother, Rock Gorman, is employed by us. In fiscal 2006, Rock Gorman received compensation of $121,134.

Mr. Natale S. DiGesualdo’s son, Steve DiGesualdo, is employed by us. In fiscal 2006, Steve DiGesualdo received compensation of $116,414.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents the aggregate fees billed for services rendered by Deloitte & Touche LLP, our independent registered public accounting firm, for the fiscal years ended April 1, 2005 and March 31, 2006 (dollars in thousands):

	April 1, 2005	March 31, 2006
Audit fees	$719	$1,950
Audit-related fees	—	—
Tax fees	50	50
All other fees	—	—
Total fees	$769	$2,000

Audit Fees

Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q and services rendered in connection with our operating company’s Form S-4 registration statement and our Form S-1 registration statement.

Audit-Related Fees

We did not incur audit-related fees with Deloitte & Touche LLP.

Tax Fees

Tax fees consist of fees for tax compliance and tax advice services associated with the preparation of international tax returns.

All Other Fees

We did not incur any fees with Deloitte & Touche LLP other than those described above.

Audit Committee’s Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval would be detailed as to the particular service or type of services to be provided and would be also generally subject to a maximum dollar amount.

De minimis non-audit services that were not recognized at the time of the engagement to be non-audit services, may be approved by the audit committee prior to the completion of the audit in accordance with applicable SEC rules governing de minimis non-audit services.

The audit committee may delegate to one or more members of the audit committee the authority to pre-approve audit or non-audit services to be provided by the independent accountants, provided that any such pre-approval shall be reported to the full audit committee at its next scheduled meeting.

During fiscal year 2006, no services were provided to us by Deloitte & Touche LLP or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)          Financial statements:   The following consolidated financial statements and schedules of DynCorp International Inc. are included in this report:

•        Report of Independent Registered Public Accounting Firm

•        Consolidated Statement of Operations – Fiscal year ended April 2, 2004, for the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor), for the 49 Days ended April 1, 2005 and for the fiscal year ended March 31, 2006 (Successor)

•        Consolidated Balance Sheets – April 1, 2005 and March 31, 2006 (Successor)

•        Consolidated Statement of Cash Flows – Fiscal year ended April 2, 2004, for the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor), for the 49 Days ended April 1, 2005 and for the fiscal year ended March 31, 2006 (Successor)

•        Consolidated Statements of Stockholder’s Equity – Fiscal year ended April 2, 2004, for the period from April 3, 2004 to February 11, 2005 (Immediate Predecessor), for the 49 Days ended April 1, 2005 and for the fiscal year ended March 31, 2006 (Successor)

•        Notes to Consolidated Financial Statements.

(b)         Financial Statement Schedules:

•        Schedule I – Condensed Financial Information of Registrant

•        Schedule II – Valuation and Qualifying Accounts for the fiscal year ended April 2, 2004, for the period from April 3, 2004 to February 11, 2005, for the 49 days ended April 1, 2005 and for the fiscal year ended March 31, 2006

(c)          Exhibits:  The exhibits, which are filed with this Annual Report or which are incorporated herein by reference, are set forth in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNCORP INTERNATIONAL INC.
Date: June 29, 2006
/s/ STEPHEN J. CANNON
Name:	Stephen J. Cannon
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Title	Date
/s/ STEPHEN J. CANNON	President and Chief Executive Officer and	June 29, 2006
Stephen J. Cannon	Director (principal executive officer)
/s/ MICHAEL J. THORNE	Senior Vice President, Chief Financial Officer	June 29, 2006
Michael J. Thorne	and Treasurer (principal financial and
principal accounting officer)
/s/ ROBERT B. MCKEON	Director	June 29, 2006
Robert B. McKeon
/s/ MARC GROSSMAN	Director	June 29, 2006
Marc Grossman
/s/ THOMAS J. CAMPBELL	Director	June 29, 2006
Thomas J. Campbell
/s/ RICHARD E. HAWLEY	Director	June 29, 2006
General Richard E. Hawley
/s/ HERBERT J. LANESE	Director	June 29, 2006
Herbert J. Lanese

/s/ BARRY R. MCCAFFREY	Director	June 29, 2006
General Barry R. McCaffrey
/s/ RAMZI M. MUSALLAM	Director	June 29, 2006
Ramzi M. Musallam
/s/ JOSEPH W. PRUEHER	Director	June 29, 2006
Admiral Joseph W. Prueher
/s/ CHARLES S. REAM	Director	June 29, 2006
Charles S. Ream
/s/ LEIGHTON W. SMITH, JR.	Director	June 29, 2006
Admiral Leighton W. Smith, Jr.
/s/ WILLIAM G. TOBIN	Director	June 29, 2006
William G. Tobin
/s/ ANTHONY C. ZINNI	Director	June 29, 2006
General Anthony C. Zinni

EXHIBIT INDEX

Exhibit Number	Description
1.1	Purchase Agreement, dated as of December 12, 2004, by and among Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)
1.2	First Amendment to Purchase Agreement, dated as of February 11, 2005, by and between Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)
3.1	Certificate of Incorporation of DynCorp International Inc.	(B)
3.2*	Amended and Restated Certificate of Incorporation of DynCorp International Inc.
3.3*	Certificate of Correction to the Amended and Restated Certificate of Incorporation of DynCorp International Inc.
3.4	Bylaws of DynCorp International Inc.	(C)
3.5*	Amended and Restated Bylaws of DynCorp International Inc.
3.6	Certificate of Formation of DIV Holding LLC	(A)
3.7	Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(A)
3.8	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(B)
3.9	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(D)
3.10*	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC
4.1	Indenture dated February 11, 2005 by and among DynCorp International Inc., DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)
4.2	Supplemental Indenture dated May 6, 2005 among DynCorp International of Nigeria LLC, DynCorp International LLC, DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)
4.3	Guarantee (included in Exhibit 4.1)	(A)
4.4	Specimen of Common Stock Certificate	(D)
4.5*	Certificate of Designation for Series B participating preferred stock (included in Exhibit 4.7)
4.6*	Registration Rights Agreement, dated as of May 3, 2006, by and among DynCorp International Inc. and DIV Holding LLC
4.7*	Rights Agreement, dated as of May 3, 2006, by and among DynCorp International Inc. and The Bank of New York
10.1	Securities Purchase Agreement, dated as of February 1, 2005 among DynCorp International LLC and DIV Capital Corporation, and Goldman, Sachs & Co. and Bear, Stearns & Co. Inc., as Initial Purchasers	(A)

10.2

Credit and Guaranty Agreement, dated as of February 11, 2005, by and among Finance, DI Acquisition and the other Guarantors party thereto, various Lenders party thereto, Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc. and Bank of America, N.A.

(A)
10.3

Pledge and Security Agreement, dated as of February 11, 2005, among VCDI, DI Acquisition Corp., DynCorp International LLC, DIV Capital Corporation, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Guarantors and Goldman Sachs Credit Partners L.P., as Collateral Agent

(A)
10.4	Revolving Loan Note, issued by DynCorp International LLC under the SPA, dated February 1, 2005	(A)
10.5	Form of Director Indemnification Agreement	(B)
10.6

First Amendment and Waiver, dated January 9, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.

(E)
10.7	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Stephen J. Cannon.	(F)
10.8	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Jay K. Gorman.	(F)
10.9	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Michael J. Thorne.	(F)
10.10	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Natale S. DeGesualdo.	(F)
10.11*	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and R. Y. Morrel.
10.12	The DynCorp International LLC Executive Incentive Plan	(G)
10.13	The DynCorp International LLC Management Incentive Plan	(G)
10.14	The DynCorp International LLC Key Contributor Plan	(G)
10.15	Form of Officer Indemnification Agreement	(B)
10.16*

Second Amendment and Waiver, dated June 28, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.

12.1*	Statement Re: computation of ratios.
21.1	List of subsidiaries of DynCorp International LLC	(A)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                     Filed herewith.

(A)           Previously filed as an exhibit to DynCorp International LLC’s Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005.

(B)           Previously filed as an exhibit to Amendment No. 2 to Form S-1 (Reg. No. 333-128637) filed with the SEC on November 30, 2005.

(C)           Previously filed as an exhibit to Amendment No. 1 to Form S-1 (Reg. No. 333-128637) filed with the SEC on November 10, 2005.

(D)          Previously filed as an exhibit to Amendment No. 3 to Form S-1 (Reg. No. 333-128637) filed with the SEC on March 27, 2006.

(E)           Previously filed as an exhibit to DynCorp International LLC’s Form 8-K filed with the SEC on January 11, 2006.

(F)            Previously filed as an exhibit to DynCorp International LLC’s Form 8-K filed with the SEC on April 17, 2006.

(G)          Previously filed as an exhibit to DynCorp International LLC’s Form 8-K filed with the SEC on April 4, 2006.