Form 10-Q
period 2006-06-30
DynCorp International Inc
filed 2006-08-14
CIK 1338916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
(817) 224-1460
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of August 5, 2006, the registrant had 57,000,000 shares of its Class A common stock, par value $0.01 per share, outstanding.

DYNCORP INTERNATIONAL INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

DYNCORP INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2006	March 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,169	$20,573
Receivables, net of allowances for doubtful accounts of $6,230 and $8,479 at June 30, 2006 and March 31, 2006, respectively	473,798	440,195
Prepaid expenses and other current assets	41,931	43,733
Deferred tax asset	1,044	795
Total current assets	532,942	505,296
Property and equipment at cost, less accumulated depreciation of $1,964 and $1,296 at June 30, 2006 and March 31, 2006, respectively	11,483	8,769
Other assets:
Goodwill	420,180	420,180
Tradename	18,318	18,318
Customer-related intangibles, net of accumulated amortization of $53,065 and $43,471 at June 30, 2006 and March 31, 2006, respectively	237,316	246,910
Other intangibles, net of accumulated amortization of $4,588 and $3,671 at June 30, 2006 and March 31, 2006, respectively	7,158	7,453
Deferred financing costs, net of accumulated amortization of $3,853 and $3,261 at June 30, 2006 and March 31, 2006, respectively	16,399	17,469
Deferred income taxes	14,728	11,518
Other assets	1,921	3,176
Total other assets	716,020	725,024
Total assets	$1,260,445	$1,239,089
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,450	$2,588
Current portion of other long-term liabilities	301	—
Accounts payable and accrued expenses	150,487	143,668
Accrued payroll and employee costs	73,892	65,586
Other accrued liabilities	45,117	33,845
Income taxes payable	5,616	8,280
Total current liabilities	278,863	253,967
Long-term debt—less current portion	629,270	658,963
Other long-term liabilities	2,638	—
Shares subject to mandatory redemption Series A preferred stock, stated value $195,550; 350,000 shares authorized; 190,550 shares issued and outstanding; redemption value of $219,821 at March 31, 2006; and no shares authorized at June 30, 2006	—	219,821
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value—50,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value—232,000 shares and 32,000 shares authorized; 57,000 shares and 32,000 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	570	320
Additional paid-in capital	350,056	102,097
(Accumulated deficit) retained earnings	(617)	4,139
Accumulated other comprehensive loss	(335)	(218)
Total shareholders’ equity	349,674	106,338
Total liabilities and shareholders’ equity	$1,260,445	$1,239,089

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
(In thousands, except per share data)

	For the Three Months Ended
	June 30, 2006	July 31, 2005
	(unaudited)
Revenues	$537,684	$425,055
Costs of services (excluding depreciation and amortization disclosed below)	470,334	378,590
Selling, general and administrative	27,405	19,159
Depreciation and amortization	11,137	10,685
Operating income	28,808	16,621
Other expense (income):
Interest expense	14,814	13,837
Interest on mandatory redeemable shares	3,002	4,051
Loss on debt extinguishment and preferred stock	9,201	—
(Income) loss from joint ventures	(446)	68
Interest income	(150)	—
Income (loss) before income taxes	2,387	(1,335)
Provision for income taxes	3,004	639
Net loss	$(617)	$(1,974)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.06)
Average common shares outstanding:
Basic and diluted	47,934	32,000

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND JULY 1, 2005
(In thousands)

	For the Three Months Ended
	June 30, 2006	July 1, 2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(617)	$(1,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,400	10,894
Premium paid on redemption of senior subordinated notes	2,657	—
Premium paid on redemption of preferred stock	5,717	—
Deferred financing cost amortization	1,579	714
Non-cash interest expense (redeemable preferred stock dividend)	—	4,051
Recovery of losses on accounts receivable	(2,250)	—
Income from equity joint ventures	(446)	(20)
Deferred income taxes	(3,459)	(109)
Compensation expense related to Class B equity participation	695	—
Changes in current assets and liabilities:
Accounts receivable	(31,353)	46,088
Prepaid expenses and other current assets	1,802	356
Accounts payable and accruals	23,612	(8,182)
Redeemable preferred stock dividend	(3,695)	—
Income taxes payable	(2,665)	555
Net cash provided by operating activities	2,977	52,373
Cash flows from investing activities:
Purchase of property and equipment	(2,557)	(446)
Payment for computer software upgrade	(622)	—
Other assets	(354)	(466)
Net cash used in investing activities	(3,533)	(912)
Cash flows from financing activities:
Proceeds from equity offering, net	346,446	—
Redemption of preferred stock	(216,126)	—
Special dividend	(100,000)	—
Premium paid on redemption of senior subordinated notes	(2,657)	—
Premium paid on redemption of preferred stock	(5,717)	—
Payment of deferred financing costs	(500)	—
Borrowings related to prepaid insurance, net	3,537	—
Payment on acquisition debt	(28,831)	(863)
Payments on credit facility	—	(35,000)
Purchase of interest rate cap	—	(483)
Net cash used in financing activities	(3,848)	(36,346)
Net (decrease) increase in cash and cash equivalents	(4,404)	15,115
Cash and cash equivalents, beginning of period	20,573	13,474
Cash and cash equivalents, end of period	$16,169	$28,589

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total
Balance at March 31, 2006	32,000	$320	$102,097	$4,139	$(218)	$106,338
Comprehensive income:
Net loss			—	(617)	—	(617)
Interest rate cap			—	—	(2)	(2)
Currency translation adjustment			—	—	(115)	(115)
Comprehensive loss			—	(617)	(117)	(734)
Equity offering, net	25,000	250	343,125	—	—	343,375
Mandatory dividend on Class B common stock	—	—	(95,861)	(4,139)	—	(100,000)
Deferred compensation expense on Class B equity of DIV Holding LLC	—	—	695	—	—	695
Balance at June 30, 2006 (unaudited)	57,000	$570	$350,056	$(617)	$(335)	$349,674

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except per share data)

Note 1—Description of Business and Organization, Basis of Presentation and Principles of Consolidation

Description of Business and Organization

DynCorp International Inc., through its subsidiaries (together, the “Company”), provides defense and technical services and government outsourced solutions primarily to U.S. government agencies throughout the United States and internationally. Key offerings include aviation services, such as maintenance and related support, as well as base maintenance/operations and personal and physical security services. Primary customers include the U.S. Departments of Defense and State, but also include other government agencies, foreign governments and commercial customers.

On February 11, 2005, Computer Sciences Corporation and DynCorp, the Company’s former parent, sold DynCorp International LLC to DynCorp International Inc., a newly formed entity controlled by The Veritas Capital Fund II, L.P. and its affiliates (“Veritas Capital”). The Company has no operations independent of DynCorp International LLC. The primary reason for the Company’s acquisition of DynCorp International LLC (the “2005 Acquisition”) and the most significant factor contributing to the goodwill value is the Company’s ability to leverage its infrastructure and management expertise in addressing the government outsourcing trend. Prior to the 2005 Acquisition, the entities to be sold were reorganized under DynCorp International LLC by transfers of net assets and other wholly owned legal entities by companies under common control. The reorganization was recorded at historical cost and accounted for on an “as if pooled” basis. Accordingly, the accompanying consolidated financial statements give retroactive effect to such transactions as of the beginning of the first period presented. All significant intercompany balances and transactions were eliminated.

Equity Offering

On May 9, 2006, the Company consummated an equity offering of 25,000 shares of its Class A common stock, par value $0.01 per share, at a price of $15.00 per share (the “Equity Offering”), less the underwriters’ discount of 6% per share. On May 4, 2006, the Class A common stock listed on the New York Stock Exchange under the symbol “DCP.”  The gross proceeds from the Equity Offering of $375,000, together with cash on hand, were used: (i) to redeem all of the Company’s outstanding preferred stock, of which $222,823 in stated amount, including accrued and unpaid dividends thereon, was outstanding as of May 9, 2006; (ii) to pay a special Class B distribution in the amount of $100,000, representing a return of capital of $95,861 to DIV Holding LLC, the holder of the Company’s common stock; (iii) to redeem $27,968 of the Company’s senior subordinated notes on June 8, 2006; (iv) to pay prepayment penalties of $8,374, $5,717 of which represented prepayment penalties on the Company’s preferred stock and $2,657 of which represented prepayment penalties on the Company’s senior subordinated notes; and (v) to pay transaction expenses of approximately $35,000, including an underwriters’ commission of $22,500, a fee of $5,000 to Veritas Capital and $7,500 of miscellaneous fees and expenses related to the Equity Offering.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles (“GAAP”) for

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report (File No. 001-0824791) on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2006.

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at June 30, 2006 and March 31, 2006, the results of operations for the three months ended June 30, 2006 and July 1, 2005, and cash flows for the three months ended June 30, 2006 and July 1, 2005, have been included. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31. The three months ended July 1, 2005 was a 13-week period from April 2, 2005 to July 1, 2005. The three months ended June 30, 2006 was a 13-week period from April 1, 2006 to June 30, 2006.

Principles of Consolidation

All intercompany transactions and balances have been eliminated in consolidation. The Company has no active majority-owned subsidiaries. Investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies. The Company has no investments in business entities of less than 20%.

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of June 30, 2006 and are accounted for by the equity method. For all of the entities listed below, the Company has the right to elect half of the board of directors (the “Board of Directors”) or other management body. Economic rights are indicated by the ownership percentages listed below.

Dyn Al-Rushaid Services LLC	50.0%
DynCorp-Hiberna Ltd.	50.0%
DynEgypt LLC	50.0%
DynPuertoRico Corporation	49.9%
Babcock DynCorp Limited	40.0%

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS’’) No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The requirements of FIN 48 are effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48.

On May 18, 2006, the State of Texas passed a bill replacing the current franchise tax with a new margin tax that will go into effect on January 1, 2008. The Company estimates that the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting such a change when retrospective application is impracticable. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any effect on the Company’s consolidated financial statements.

Reclassification

The per share data as of March 31, 2006 has been adjusted to reflect the 64-to-1 stock split and conversion of the Class B common stock to Class A common stock as a result of the Equity Offering.

Note 2—Receivables

Receivables consists of the following:

	June 30, 2006	March 31, 2006
Billed	$207,439	$188,458
Unbilled	265,014	248,994
Unbilled—related party	—	495
Other receivables	1,345	2,248
	$473,798	$440,195

Unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within sixty days. Included in unbilled receivables are costs incurred on projects for which the Company has been requested by the customer to

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the quarter. At June 30, 2006 and March 31, 2006, unbilled receivables included $14,754 and $31,303, respectively, related to this type of unbilled receivables balance. In addition, unbilled receivables includes amounts related to contract retentions that are billed when the Company has negotiated final indirect rates with the U.S. government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances of $7 and $10 as of June 30, 2006 and March 31, 2006, respectively, is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balance is expected to be collected beyond one year.

Note 3—Other Intangible Assets and Other Assets

A summary of amortizable intangible assets is as follows:

	June 30, 2006
	Weighted- Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related intangible assets	8.5	$290,381	$(53,065)	$237,316
Deferred financing cost	7.0	20,252	(3,853)	16,399
Other	4.1	11,746	(4,588)	7,158
		$322,379	$(61,506)	$260,873

	March 31, 2006
	Weighted- Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related intangible assets	8.5	$290,381	$(43,471)	$246,910
Deferred financing cost	7.1	20,730	(3,261)	17,469
Other	4.1	11,124	(3,671)	7,453
		$322,235	$(50,403)	$271,832

Amortization expense for customer-related and other intangibles was $9,959 and $11,119 for the three months ended June 30, 2006 and July 1, 2005, respectively. Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $752 and $714 for the three months ended June 30, 2006 and July 1, 2005, respectively. Estimated amortization related to intangible assets at June 30, 2006 for fiscal years 2007 through 2011 is as follows: $33,351, $42,518, $39,348, $39,066 and $35,378, respectively.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

A summary of other assets is as follows:

	June 30, 2006	March 31, 2006
Other assets:
Investment in affiliates	$1,594	$911
Deferred offering costs	—	1,940
Other	327	325
	$1,921	$3,176

Note 4—Goodwill and Tradename

The Company operates in two principal operating segments, Field Technical Services (“FTS”) and International Technical Services (“ITS”).

The tradename of $18,318 is assigned to the reportable segments as follows: FTS—$1,040 and ITS—$17,278. The tradename is not amortized for financial reporting purposes but is deductible for tax purposes.

The goodwill of $420,180 is assigned to the reportable segments as follows: FTS—$100,314 and ITS—$319,866. The goodwill is not amortized for financial reporting purposes but is deductible for tax purposes.

Note 5—Cash Flows

Cash payments for interest on indebtedness were $10,226 and $6,562 and for the three months ended June 30, 2006 and July 1, 2005, respectively. Net cash payments for income taxes were $9,134 and $312 and for the three months ended June 30, 2006 and July 1, 2005, respectively. The Company had non-cash investing activities of $191 related to property and equipment purchases that were accrued at June 30, 2006. In addition, the Company had non-cash leasehold improvements of $3,015 related to one lease at June 30, 2006.

Note 6—Derivatives

Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and carried at fair value. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings.

The Company entered into an interest rate cap effective May 4, 2005 and paid a premium of $483. The interest rate cap has the effect of placing a ceiling on the interest expense the Company could incur on $172,500 of variable debt indexed to the London Interbank Offered Rate at 6.5% plus the applicable floating spread (2.25% at June 30, 2006) as defined by the Company’s senior secured credit facility agreement. The interest rate cap has been designated by the Company as a cash flow hedge. As of June 30, 2006, the fair value of the interest rate cap was $77, which was recorded in the accompanying condensed consolidated balance sheet in other assets with the reduction in fair value, net of tax, recorded in equity as other comprehensive loss.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Note 7—Significant Changes in Indebtedness

The table below presents significant changes in the amounts of senior subordinated notes and similar debt:

	9.5% Senior Subordinated	Senior Secured Credit Facility
	Notes	Term Loan	Revolver	Total
Balance at March 31, 2006	$320,000	$341,551	$—	$661,551
Payments	(27,968)	(863)	—	(28,831)
Balance at June 30, 2006	$292,032	$340,688	$—	$632,720

On June 9, 2006, in connection with the Equity Offering, the Company redeemed $27,968 of the $320,000 aggregate principal amount of the senior subordinated notes. The Company also paid $834 in accrued interest through the redemption date and a prepayment penalty of $2,657 related to the senior subordinated notes.

In connection with the Equity Offering, the Company recognized an $827 loss related to the write-off of a portion of the previously capitalized loan cost for the senior subordinated notes.

On June 28, 2006, the Company, through its operating company, DynCorp International LLC, entered into a second amendment and waiver of the Company’s senior secured credit facility, dated February 11, 2005, as amended on January 9, 2006. The second amendment and waiver provided for a senior secured credit facility of $431,551, representing a $90,000 revolver and a $341,551 outstanding term loan. The Company did not have an outstanding balance on the revolver on the date of the second amendment and waiver. The maturity date of the amended senior secured credit facility remains unchanged. The second amendment and waiver also does the following, among other things: (i) decreases the interest rate spread applicable to the term loan under the Company’s senior secured credit facility; (ii) permits the Company to request an increase in its revolving credit facility by an aggregate amount of up to $30,000, provided that none of the existing lenders or any other lender is committed to providing such increase; (iii) increases the amount of capital expenditures permitted under the Company’s senior secured credit facility from $4,000 per fiscal year to $8,000 per fiscal year; (iv) increases the amount of capitalized leases permitted under the Company’s senior secured credit facility; (v) allows for the payment of dividends and the repurchase of the Company’s capital stock in the amount of $10,000, plus, if the Company’s leverage ratio (as defined in the senior secured credit facility) is below 3.25:1.00, 25% of the Company’s excess cash flow (as defined in the senior secured credit facility) for each fiscal year; and (vi) provides for the first excess cash flow payment, as defined by the senior secured credit facility, to commence on the Company’s fiscal year that ends on March 30, 2007.

On June 30, 2006, the Company had $10,232 in outstanding letters of credit.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Note 8—Class B Equity Participation

During fiscal year ended March 31, 2006, certain members of management and the outside directors were granted a participating interest in the profits through a plan that granted them Class B interests in an affiliate, DIV Holding LLC. DIV Holding LLC conducts no operations and was established for the primary purpose of holding the equity of the Company. At June 30, 2006, the aggregate individual grants were approximately 6.4% of the Class B interests of DIV Holding LLC. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interests are entitled to receive up to 7.5% of all distributions made by DIV Holding LLC after the holders of the Class A interests in DIV Holding LLC have received a return of their invested capital, provided that the holders of the Class A interests have received an 8% per annum internal rate of return (compounded annually) on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests in the event the Class B interests are forfeited or repurchased. The Company retained an independent party to conduct a fair value analysis of the Class B interests granted to management and the outside directors. Based on this analysis, the fair value of the Class B interests granted to certain members of management and the outside directors was determined to be $7,589. In accordance with SFAS No. 123(R) “Share-Based Payment,” the Company records compensation expense based on the fair value and commensurate with its graded vesting schedules. For the three months ended June 30, 2006, the Company recognized non-cash compensation expense of $695.

Assuming each grant fully vests, the Company will recognize additional non-cash compensation expense as follows:

FY 2007	FY 2008	FY 2009	FY 2010	FY 2011
$1,921	$1,439	$782	$324	$11

Note 9—Shareholders’ Equity

On May 3, 2006, the Company amended and restated its certificate of incorporation with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation authorized the Company to issue up to:

(1)   50,000 shares of preferred stock, par value $0.01 per share; and

(2)   232,000 shares of Class A common stock, par value $0.01 per share.

The new shares of preferred and common stock have rights identical to the preferred stock and the Class A common stock of the Company outstanding immediately before filing the amendment. At June 30, 2006, the Company had no preferred stock outstanding and 57,000 shares of Class A common stock outstanding.

Stock Split

The Company authorized a 64-to-1 stock split for the 500 shares of the Company’s Class B common stock outstanding as of May 3, 2006.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Mandatory Conversion of the Class B Common Stock

Upon the payment of mandatory dividends to the holders of the Company’s Class B common stock and the expiration of the underwriters’ overallotment option from the Equity Offering, each share of Class B common stock then issued and outstanding was automatically converted into one fully paid and nonassessable share of Class A common stock.

Mandatory Dividend

Prior to the closing of the Equity Offering, the Board of Directors declared a mandatory dividend, payable in cash and subject to the consummation of the Equity Offering, to the holders of record on May 3, 2006 of the then-outstanding shares of the Company’s Class B common stock, in an aggregate amount of $100,000. The Company completed the Equity Offering and paid the mandatory dividend on May 9, 2006.

Note 10—Shares Subject to Mandatory Redemption

In connection with the Equity Offering, the Company redeemed all of its outstanding $0.01 par value
Series A-1 and Series A-2 preferred stock for $222,823, including accrued and unpaid dividends as of the date of redemption of May 9, 2006. In addition, the Company paid $5,717 in prepayment penalties for the early redemption of the preferred stock.

Note 11—Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The Company did not have any anti-dilutive stock. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share (“EPS”):

	For the Three Months Ended
	June 30, 2006	July 1, 2005
Basic and dilutive EPS:
Numerator:
Net loss	$(617)	$(1,974)
Denominator:
Average common shares—basic and dilutive	47,934	32,000
Basic and dilutive EPS	$(0.01)	$(0.06)

Note 12—Commitments, Contingencies and Litigation

Commitments

The Company has operating leases for the use of certain property and equipment. Operating leases are noncancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance,

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $22,117 and $1,774 for the three months ended June 30, 2006 and July 1, 2005, respectively.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at March 31, 2006 are as follows:

Fiscal Year	Real Estate	Equipment
2007	$2,851	$632
2008	3,465	751
2009	2,432	55
2010	2,186	—
2011	2,186	—
Thereafter	12,023	—
	$25,143	$1,438

The Company has no significant long-term purchase agreements with service providers.

Contingencies

The primary financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of the Company’s customer base, thereby minimizing credit risk. Furthermore, the Company continuously reviews all accounts receivable and records provisions for doubtful accounts as needed.

Litigation

The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny, liability. The Company has recorded its best estimate of the aggregate liability that will result from these matters and believes that these matters are adequately reserved. While it is not possible to predict with certainty the outcome of litigation, it is the opinion of the Company’s management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.

In addition, the Company is occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. In management’s opinion, there are no outstanding issues of this nature at June 30, 2006 that will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

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

On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against DynCorp International LLC under the False Claims Act and the Florida Whistleblower Statute, alleging that DynCorp International LLC submitted false claims to the government under the International Narcotics and Law Enforcement Affairs contract with the Department of State. The action, titled U.S. ex rel. Longest v. DynCorp and DynCorp International LLC, was filed in the U.S. District Court for the Middle District of Florida under seal. The case was unsealed in 2005, and the Company learned of its existence on August 15, 2005 when it was served with the complaint. After conducting an investigation of the allegations made by the plaintiff, the U.S. government did not join the action. The complaint does not demand any specific monetary damages; however, in the event that a court decides against the Company in this lawsuit, that result could have a material adverse effect on the Company’s operating performance.

Note 13—Segment and Geographic Information

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

The Company’s FTS operating segment provides long-term aviation services and engineering and logistics support, ranging from daily fleet maintenance to extensive modification and overhauls on aircraft, weapons systems and support equipment. FTS generates revenue under long-term contracts that are typically three to ten years in duration. Based on revenues, Contract Field Teams is the most significant program in the FTS operating segment. The Company and its predecessors have participated in this program for 54 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations worldwide to supplement the Company’s customers’ workforce, including generally providing mission support to aircraft and weapons systems in addition to depot-level repair.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

The Company’s ITS operating segment primarily provides outsourced law enforcement training, drug eradication, global logistics, base operations and personal and physical security services to government and commercial customers in foreign jurisdictions. The ITS operating segment has witnessed strong growth as a result of the U.S. government’s trend toward outsourcing critical related functions. In February 2004, as part of the Department of State’s outsourced law enforcement training in the Middle East, the Company was awarded a new Civilian Police contract, which expanded the existing Civilian Police program in place since 1994. As of June 30, 2006, the Company had deployed civilian police officers from the United States to three countries to train and offer logistics support to the local police and assist them with infrastructure and reconstruction.

The DynCorp International Home Office component represents assets not included in a reporting segment and is primarily comprised of cash and cash equivalents, deferred tax assets and liabilities, internally developed software, fixed assets, unallocated general corporate costs, and depreciation and amortization related to the long-lived assets.

The table below presents selected financial information for the respective periods, for the two reportable segments and for financial items that cannot be allocated to either operating segment:

	Field Technical Services	International Technical Services	DynCorp International Home Office	Total
For the Three Months Ended June 30, 2006:
Revenues	$182,741	$354,943	$—	$537,684
Earnings before interest and taxes	4,722	25,900	(1,218)	29,404
Depreciation and amortization	3,006	7,634	760	11,400
Assets	315,343	888,384	56,718	1,260,445
For the Three Months Ended July 1, 2005:
Revenues	$169,452	$255,603	$—	$425,055
Earnings before interest and taxes	7,678	10,181	(1,306)	16,553
Depreciation and amortization	2,922	7,563	409	10,894

The Company evaluates segment performance based primarily on the non-GAAP measure of earnings before interest and taxes (“EBIT”), which includes the effects of corporate expense allocations.  EBIT is a non-GAAP measure that includes operating income, interest income and income (loss) from joint ventures.  Items that the Company does not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which the Company evaluates on a consolidated level. The Company’s management believes EBIT is a useful measurement of the Company’s performance because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

EBIT should not be considered an alternative to, or a more meaningful indicator of the Company’s operating performance than, operating income or net income as determined in accordance with GAAP.  In addition, EBIT may not be comparable to a similarly titled measure of another company.  A reconciliation of earnings before interest and taxes to net income is as follows:

	For the Three Months Ended
	June 30, 2006	July 1, 2005
Earnings before interest and taxes	$29,404	$16,553
Interest expense	(17,816)	(17,888)
Loss on debt extinguishment and preferred stock	(9,201)	—
Income taxes	(3,004)	(639)
Net loss	$(617)	$(1,974)

* * * * *

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to DynCorp International Inc. and its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, changes in the demand for services that the Company provides; additional work awarded under the Civilian Police and International Narcotics and Law Enforcement contracts; pursuit of new commercial business in the United States and abroad; activities of competitors; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the United States; acts of war or terrorist activities; variations in performance of financial markets; estimates of contract values; anticipated revenues from indefinite delivery, indefinite quantity contracts; expected percentages of future revenues represented by fixed-price and time-and-materials contracts; and statements covering our business strategy, those described in “Risk Factors” and other risks detailed from time to time in the Company’s reports filed with the SEC. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.

Overview

Company Background

We provide specialized mission-critical outsourced technical services to civilian and military government agencies. Our specific global expertise is in law enforcement training and support, security services, base operations and aviation services and operations. We also provide logistics support for all of our services. Our predecessors have provided services to numerous U.S. government departments and agencies since 1951. We operated as a separate subsidiary of Computer Sciences Corporation from March 2003 until February 2005. On February 11, 2005, Computer Sciences Corporation and DynCorp sold our Company to DynCorp International Inc., a newly formed entity controlled by Veritas Capital.

Backlog and New Orders

We track contracted backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Backlog consists of orders and priced options under our contracts. We define contracted backlog as the estimated value of contract modifications received from customers that have not been recognized as revenue. Our backlog consists of funded and unfunded backlog. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services less actual revenue recorded as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These options may be exercised at the sole discretion of the customer. Historically, it has been our experience that the customer has exercised contract options.

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

New orders represent new contracts, or additional work added under existing contracts, received during the periods presented below.

The following table sets forth our contracted backlog and new orders (dollars in millions) as of the dates indicated:

	July 1, 2005	March 31, 2006	June 30, 2006
Funded backlog	$1,126	$1,024	$1,037
Unfunded backlog	1,449	1,617	1,645
Total backlog	$2,575	$2,641	$2,682

	For the Three Months Ended July 1, 2005	Fiscal Year Ended March 31, 2006	For the Three Months Ended June 30, 2006
New orders	$ 960	$2,568	$ 579

Estimated Remaining Contract Value

The following table sets forth our estimated remaining contract value (dollars in millions) as of the dates indicated:

	April 2, 2004	April 1, 2005	March 31, 2006	June 30, 2006
Estimated remaining contract value	$2,812	$4,413	$5,727	$5,682

Our estimated remaining contract value represents the backlog plus management’s estimate of future revenues under indefinite delivery, indefinite quantity contracts that have not been funded, or award term periods that have not yet been earned. These future revenues would be our estimate of revenue that would occur from the end of currently funded task orders until the end of the indefinite delivery, indefinite quantity contracts. Our estimated remaining contract value is based on our experience under contracts, and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary depending upon government budgets and appropriations.

Results of Operations

The following table (dollars in thousands) sets forth, for the periods indicated, our historical results of operations:

	For the Three Months Ended
	June 30, 2006	% of Revenue	July 1, 2005	% of Revenue
Revenues	$ 537,684	100.0%	$ 425,055	100.0%
Costs of services (excluding depreciation and amortization disclosed below)	470,334	87.4	378,590	89.1
Selling, general and administrative expenses	27,405	5.1	19,159	4.5
Depreciation and amortization	11,137	2.1	10,685	2.5
Total costs and expenses	508,876	94.6	408,434	96.1
Interest expense	14,814	2.8	13,837	3.3
Interest on mandatory redeemable shares	3,002	0.6	4,051	1.0
Loss on debt extinguishment and preferred stock	9,201	1.7	—	—
(Income) loss from joint ventures	(446)	(0.1)	68	0.0
Interest income	(150)	0.0	—	—
Income (loss) before taxes	2,387	0.4	(1,335)	(0.4)
Provision for income taxes	3,004	0.6	639	0.2
Net loss	$ (617)	(0.2)%	$ (1,974)	(0.6)%

Three Months Ended June 30, 2006 Compared To Three Months Ended July 1, 2005

Consolidated

Revenues.   Total revenues increased from $425.1 million for the three months ended July 1, 2005 to $537.7 million for the three months ended June 30, 2006, an increase of $112.6 million or 26.5%. For the three months ended June 30, 2006 and July 1, 2005, approximately 42%, 35% and 23% and approximately 28%, 41% and 31% of our revenues were derived from fixed-price, time-and-materials, and cost-reimbursement contracts, respectively.

Revenues from our ITS segment increased from $255.6 million for the three months ended July 1, 2005 to $355.0 million for the three months ended June 30, 2006, an increase of $99.4 million or 38.9%. The International Narcotics and Law Enforcement Air-Wing (“Air-Wing”) program increased $39.2 million. The Department of State awarded our current contract under the Air-Wing program during May 2005. As part of the new contract, we successfully transitioned many of the activities under this program from cost-reimbursement to fixed-price. Due to increased flight hour activity in Latin America, revenues under the Air-Wing program increased for the three months ended June 30, 2006, compared to the three months ended July 1, 2005. Additional factors contributing to the increase in revenues included: (i) providing helicopter support under the Air-Wing program for ground eradication efforts in Afghanistan; and (ii) transitioning from cost-reimbursement to fixed-price. Our Civilian Police program contributed $38.5 million to the increase in revenues. The Civilian Police program benefited from the increased number of international police liaison officers deployed in Iraq and Afghanistan during the three months ended June 30, 2006, compared to the three months ended July 1, 2005. In addition, while supporting the Iraq effort, we benefited from operations and maintenance support efforts, as well as additional procurement activities. The Logistic Support programs’ revenue increased by $17.0 million, compared to the three months ended July 1, 2005. The increase within the Logistics Support programs is primarily due to the added work under the Africa Peacekeeping contract with the Department of State. These increases were partially offset by a reduction in services under the Worldwide Personal Protective Services program. We recently lost four task orders under which we provided personal security services in

Israel, Haiti, Afghanistan and central Iraq. These lost orders contributed to a decrease in revenues of $14.0 million for the three months ended June 30, 2006, compared to the three months ended July 1, 2005.

Revenues from our FTS segment increased from $169.5 million for the three months ended July 1, 2005 to $182.7 million for the three months ended June 30, 2006, an increase of $13.2 million or 7.8%. The FTS increase was primarily driven by an increase in the number of Global Air Traffic Management avionics modification under the Life Cycle Contractor Support program of $8.6 million and an increase in personnel and the level of effort under the Contract Field Team program of $8.4 million. Partially offsetting this increase was the Army Prepositioned Stocks Afloat program, which decreased by $5.2 million mainly because the U.S. government reduced its funding.

Costs of services.   Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services increased from $378.6 million for the three months ended July 1, 2005 to $470.3 million for the three months ended June 30, 2006, an increase of $91.7 million or 24.2%. As a percentage of revenue, costs of services dropped from 89.1% in the three months ended July 1, 2005 to 87.4% for the three months ended June 30, 2006. This reduction as a percentage of revenue was due to the following: (i) strong performance on fixed-price task orders under the Civilian Police and the Air-Wing programs; and (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts as opposed to lower-margin cost-reimbursement contracts.

Selling, general and administrative expenses.   Selling, general and administrative expenses primarily relate to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. Selling, general and administrative expenses for the three months ended July 1, 2005 were $19.2 million and increased to $27.4 million for the three months ended June 30, 2006, an increase of $8.2 million or 42.7%. In addition, as a percentage of revenue, selling, general and administrative expenses increased from 4.5% for the three months ended July 1, 2005 to 5.1% for the three months ended June 30, 2006. Factors contributing to higher selling, general and administrative expenses for the three months ended June 30, 2006 include: (i) an increase of $4.6 million in segment general and administrative costs necessary to support the growth of our segments, primarily ITS; (ii) an increase of $3.1 million in corporate administrative costs, primarily the result of developing these functions as an independent company; and (iii) an increase of $2.7 million in business development costs. Offsetting the increase in selling, general and administrative expenses is a benefit of $2.3 million related to the collection of an accounts receivable previously written off as bad debt.

Depreciation and amortization.   Depreciation and amortization increased from $10.7 million for the three months ended July 1, 2005 to $11.1 million for the three months ended June 30, 2006, an increase of $0.4 million or 3.7%. This increase was primarily due to higher depreciation expense.

Interest expense.   Interest expense increased from $13.8 million for the three months ended July 1, 2005 to $14.8 million for the three months ended June 30, 2006. The interest expense incurred related to our senior secured credit facility and our senior subordinated notes. This interest expense includes interest costs applicable to the quarter as well as amortization of deferred financing fees. The increase in interest expense is due to the increase in variable interest rates, compared to the three months ended July 1, 2005, despite our lower outstanding average balance during the three months ended June 30, 2006. Our average interest rate on the senior secured credit facility for the three months ended June 30, 2006 was 7.7%, compared to 6.4% for the three months ended July 1, 2005.

Interest on mandatory redeemable shares.   Interest on the mandatory redeemable shares, or preferred stock, was $3.0 million for the three months ended June 30, 2006, compared to $4.1 million for the three months ended July 1, 2005. All of our outstanding preferred stock was redeemed in connection with our Equity Offering in May 9, 2006, resulting in a shorter time outstanding, compared to the three months ended July 1, 2005. In addition, we had preferred stock stated value of $195.6 million and $125.0 million at June 30, 2006 and July 1, 2005, respectively.

Loss on debt extinguishment and preferred stock.   In conjunction with our Equity Offering in May 2006, we incurred: (i) a premium of $5.7 million associated to the redemption of all of our outstanding preferred stock; (ii) a premium of $2.7 million related to the redemption of a portion of our senior subordinated notes; and (iii) the write-off of $0.8 million in deferred financing costs associated with the early retirement of a portion of our senior subordinated notes.

Income tax expense.   We had income tax expense for the three months ended June 30, 2006 of $3.0 million, which is an increase of $2.4 million or 400.0% from income tax expense of $0.6 million for the three months ended July 1, 2005. The increase is primarily due to the $2.1 million in income tax expense related to the premium paid on our preferred stock in connection with the Equity Offering. This premium is considered a discreet item for tax purposes and is not deductible. Income tax expense before consideration of the discreet item was $0.9 million, with an effective tax rate of 38.9%.

Results by Segment

We evaluate segment performance based primarily on the non-GAAP measure of EBIT, which includes the effects of corporate expense allocations. EBIT is a non-GAAP measure that includes operating income, other income and income (loss) from joint ventures. Items that we do not include in EBIT are financing costs, including interest and debt expense and income taxes, each of which we evaluate on a consolidated level. We believe EBIT is a useful measurement of our performance because it provides information that can be used to evaluate the effectiveness of our business from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company.

The following table (dollars in thousands) sets forth the revenues and earnings before interest and taxes for our ITS and FTS operating segments, both in dollars and as a percentage of our consolidated revenues for segment revenue and as a percentage of segment specific revenue for segment earnings before interest and taxes, for the three months ended June 30, 2006, compared to the three months ended July 1, 2005.

	For the Three Months Ended
	June 30, 2006		July 1, 2005
Revenues
International Technical Services	$ 354,943	66.0%	$ 255,603	60.1%
Field Technical Services	182,741	34.0	169,452	39.9
Other	—	—	—	—
Consolidated	$ 537,684	100.0%	$ 425,055	100.0%
Earnings before interest and taxes
International Technical Services	$ 25,900	7.3%	$ 10,181	4.0%
Field Technical Services	4,722	2.6%	7,678	4.5%
Other	(1,218)	NA	(1,306)	NA
Consolidated	$ 29,404	5.5%	$ 16,553	3.9%

International Technical Services

Revenues.   Revenues from our ITS segment increased from $255.6 million for the three months ended July 1, 2005 to $355.0 million for the three months ended June 30, 2006, an increase of $99.4 million or 38.9%. Revenues from our Air-Wing program increased $39.2 million. The Department of State awarded our current contract under the Air-Wing program during May 2005. As part of the new contract, we successfully transitioned many of the activities under this program from cost-reimbursement to fixed-price. Due to increased flight hour activity in Latin America, revenues under the Air-Wing program increased for the three months ended June 30, 2006, compared to the three months ended July 1, 2005. Additional factors contributing to the increase in revenues included: (i) providing helicopter support under the Air-Wing program for ground eradication efforts in Afghanistan during the three months ended June 30, 2006; and (ii) transitioning from cost-reimbursement to fixed-price. Our Civilian Police program contributed $38.5 million to the increase in revenues. The Civilian Police program benefited from the increased number of international police liaison officers deployed in Iraq and Afghanistan during the three months ended June 30, 2006, compared to the three months ended July 1, 2005. In addition, while supporting the Iraq effort, we benefited from operations and maintenance support efforts, as well as additional procurement activities. The Logistic Support programs’ revenue increased by $17.0 million, compared to the three months ended July 1, 2005. The increase within the Logistics Support programs is primarily due to the added work under the Africa Peacekeeping contract with the Department of State. These increases were partially offset by a reduction in services under the Worldwide Personal Protective Services program. We recently lost four task orders under which we provided personal security services in Israel, Haiti, Afghanistan and central Iraq. These lost orders contributed to a decrease in revenues of $14.0 million for the three months ended June 30, 2006, compared to the three months ended July 1, 2005.

Earnings before interest and taxes.   Earnings before interest and taxes for the three months ended June 30, 2006 were $25.9 million, an increase of $15.7 million, or 153.9%, from $10.2 million for the three months ended July 1, 2005. Earnings before interest and taxes as a percentage of revenue for the three months ended June 30, 2006 and July 1, 2005 was 7.3% and 4.0%, respectively. The increase as a percentage of revenue is due to the following: (i) strong performance on fixed-price task orders under the Civilian Police and Air-Wing programs; and (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts as opposed to lower-margin cost-reimbursement contracts.

Field Technical Services

Revenues.   Revenues from our FTS segment increased from $169.5 million for the three months ended July 1, 2005 to $182.7 million for the three months ended June 30, 2006, an increase of $13.2 million or 7.8%. The FTS increase was primarily driven by an increase in the number of Global Air Traffic Management avionics modifications under the Life Cycle Contractor Support program of $8.6 million and an increase in personnel and the level of effort under the Contract Field Team program of $8.4 million. Partially offsetting this increase was the Army Prepositioned Stocks Afloat program, which decreased by $5.2 million mainly because the U.S. government reduced its funding.

Earnings before interest and taxes.   Earnings before interest and taxes for the three months ended June 30, 2006 were $4.7 million, a decrease of $3.0 million, or 39.0%, from $7.7 million for the three months ended July 1, 2005. Earnings before interest and taxes as a percentage of revenue for the three months ended June 30, 2006 was 2.6% compared to 4.5% for the three months ended July 1, 2005. The primary factors contributing to the decrease are: (i) incurred operating losses of $1.9 million from delivering services to the U.S. Army under our Life Cycle Contractor Support program; and (ii) incurred operating losses of $2.4 million due to operational issues in executing the cost structure outlined in the original proposal for our AH-1/UH-1 services.

Liquidity and Capital Resources

The following table sets forth cash flow data for the periods indicated therein (dollars in thousands):

	For the Three Months Ended
	June 30, 2006	July 1, 2005
Net cash provided by operating activities	$2,977	$52,373
Net cash used in investing activities	(3,533)	(912)
Net cash used in financing activities	(3,848)	(36,346)

Cash Flows

Operating Activities.   Cash and cash equivalents as of June 30, 2006 were $16.2 million compared to $20.6 million as of March 31, 2006. Net cash provided by operating activities for the three months ended June 30, 2006 was $3.0 million, while net cash provided by operating activities for the three months ended July 1, 2005 was $52.4 million. Operating cash flow for the first quarter of fiscal 2006 reflected unusually high cash collections, which resulted in a $46.1 million source of cash. The first quarter of fiscal 2007 experienced unfavorable timing of cash collections, which resulted in a use of cash of $31.4 million and is expected to reverse during subsequent quarters. The days sales outstanding improved to 80.2 days for the three months ended June 30, 2006, compared to 80.6 days for the three months ended July 1, 2005. Other factors impacting operating cash flow during the three months ended June 30, 2006 included: (i) one-time cash payments of $3.7 million for interest related to the Company’s preferred stock; and (ii) payment of special cash bonuses subsequent to our Equity Offering of $3.125 million in the aggregate to our executive officers and certain other members of management. These bonuses rewarded management for their efforts in connection with the successful consummation of our Equity Offering.

Investing Activities.   Net cash used in investing activities was $3.5 million and $0.9 million for the three months ended June 30, 2006 and July 1, 2005, respectively. For the three months ended June 30, 2006 and July 1, 2005, the primary use of cash was to purchase property and equipment.

Financing Activities.   Net cash used in financing activities was $3.8 million and $36.3 million for the three months ended June 30, 2006 and July 1, 2005, respectively. The cash used during the three months ended June 30, 2006 included: (i) gross proceeds received from the Equity Offering of $375.0 million; (ii) payment of Equity Offering costs of $30.0 million; (iii) partial redemption of senior subordinated notes of $28.8 million, including accrued interest; (iv) redemption of all outstanding preferred stock and related accrued and unpaid interest of $228.5 million; (v) payment of special Class B distribution of $100.0 million and (vi) borrowings related to prepaid insurance of $3.5 million. The cash used in financing activities during the three months ended July 1, 2005 was due to the $35.0 million repayment of borrowings under our revolving credit facility, the $0.9 million scheduled repayment of our bank note borrowings and the $0.5 million purchase of an interest rate cap that limits our exposure to upward movements in variable rate debt.

Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for at least the next twelve months. We cannot be assured, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs. Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on the senior subordinated notes.

Equity Offering

On May 9, 2006, we consummated an Equity Offering of 25,000,000 shares of our Class A common stock, par value $0.01 per share, at a price of $15.00 per share. The gross proceeds from the Equity Offering of $375.0 million, together with cash on hand, were used: (i) to redeem all of our outstanding preferred stock, of which $222.8 million in stated amount, including accrued and unpaid dividends thereon, was outstanding as of May 9, 2006; (ii) to pay a special Class B distribution in the amount of $100.0 million, representing a return of capital of $95.9 million to DIV Holding LLC, the holder of our common stock; (iii) to redeem $28.0 million of our senior subordinated notes on June 8, 2006; (iv) to pay prepayment penalties of $8.4 million, $5.7 million of which represented prepayment penalties on our preferred stock and $2.7 million of which represented prepayment penalties on our senior subordinated notes; and (v) to pay transaction expenses of approximately $35.0 million, including an underwriters’ commission of $22.5 million, a fee of $5.0 million to Veritas Capital and $7.5 million of miscellaneous fees and expenses related to the Equity Offering.

Debt and Other Obligations

As of June 30, 2006, we had $632.7 million of indebtedness, including the senior subordinated notes and excluding interest accrued thereon, of which $340.7 million was secured. On the same date, we had approximately $79.8 million available under our senior secured credit facility. This figure gives effect to $10.2 million in outstanding letters of credit, which reduced our availability by that amount.

Our senior secured credit facility contains financial covenants, including a minimum interest coverage ratio and a maximum total debt to EBITDA ratio, and places certain restrictions on our ability to make capital expenditures. These financial ratios include a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of EBITDA (as defined in our senior revolving credit facility) to cash interest expense for trailing quarters. The minimum interest coverage ratio increases from 2:1 to 3.20:1.00 during the term of the senior secured credit facility. The maximum leverage coverage ratio decreases from 6:1 to 3:1 during the term of the senior secured credit facility. The senior secured credit facility also restricts the maximum amount of our capital expenditures during each year of the senior secured credit facility. Capital expenditures are expenditures that are required by GAAP to be included in the “purchase of property and equipment.”  Our senior secured credit facility is secured by substantially all of our assets and the assets of our domestic subsidiaries, by a pledge of all of the capital stock of our domestic subsidiaries and by 65% of the capital stock of our first tier foreign subsidiaries. The initial borrowings thereunder are subject to customary closing conditions.

On January 9, 2006, we entered into a first amendment and waiver of our senior secured credit facility. The first amendment and waiver increased the revolving commitment under our senior secured credit facility by $15.0 million to $90.0 million, which includes an increase in the sub-limit for letters of credit equal to the same amount. The first amendment and waiver also permitted us to: (i) pay a transaction fee to Veritas Capital related to our Equity Offering of up to $10.0 million; (ii) pay a distribution to the holders of our Class B common stock in an amount equal to the sum of (x) $100.0 million plus (y) the proceeds, if any, of the underwriters’ over-allotment option, net of discount and estimated offering expenses; (iii) redeem all of our then currently outstanding preferred stock; and (iv) redeem up to $65.0 million of the $320.0 million aggregate principal amount of the senior subordinated notes. The first amendment and waiver waived the requirement in the senior secured credit facility that we use 50% of the net cash proceeds from our Equity Offering to prepay loans under the senior secured credit facility and/or permanently reduce the revolving commitments.

On June 28, 2006, the Company, through its operating company, DynCorp International LLC, entered into a second amendment and waiver of our senior secured credit facility, dated February 11, 2005. The second amendment and waiver provided for a senior secured credit facility of $431.6 million, representing a $90.0 million revolver and a $341.6 million outstanding term loan. The Company did not have an outstanding balance on the revolver on the date of the second amendment and waiver. The maturity date of the amended senior secured credit facility remanis unchanged. The second amendment and waiver also does the following, among other things: (i) decreases the interest rate applicable to the term loan under our senior secured credit facility; (ii) permits us to request an increase in our revolving credit facility by an aggregate amount of up to $30.0 million, provided that none of the existing lenders or any other lender is committed to providing such increase; (iii) increases the amount of capital expenditures permitted under our senior secured credit facility from $4.0 million per fiscal year to $8.0 million per fiscal year; (iv) increases the amount of capitalized leases permitted under our senior secured credit facility; (v) allows for the payment of dividends and the repurchase of our capital stock in the amount of $10.0 million plus, if our leverage ratio (as defined in our senior secured credit facility) is below 3.25:1.00, 25% of our excess cash flow (as defined in our senior secured credit facility) for each fiscal year; and (vi) provides for the first excess cash flow payment, as defined by the senior secured credit facility, to commence on our fiscal year that ends on March 30, 2007.

Other Long-Term Liabilities

Other long-term liabilities represents $3.0 million of tenant improvement concessions pertaining to the Company’s lease of one of its facilities. The lease will be amortized over the life of the lease as prescribed by SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.”

Off-Balance Sheet Arrangements

As of March 31, 2006, other than the operating leases discussed above, we had no off-balance sheet arrangements.

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

We have several critical accounting policies that are important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments complex and difficult have to do with making estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are as noted below.

Revenue Recognition and Cost Estimation on Long-Term Contracts

We provide our services under fixed-price, time-and-materials and cost-reimbursement contracts. The form of contract, rather than the type of service offering, is the primary determinant of revenue recognition. Revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable and collectibility is reasonably assured.

Revenue on fixed-price contracts is generally recognized ratably over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance, and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

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

Allowance for Doubtful Accounts

We establish allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments, and changes in these factors may cause a misstatement of our accounts receivable, which could significantly impact our consolidated financial statements by incurring bad debt expense. Given that we primarily serve the U.S. government, we believe the risk to be relatively low that a misstatement of accounts receivable would have a material impact on our financial results.

Determination of Goodwill and Customer-Related Intangible Assets

In accordance with SFAS No. 141, “Business Combinations,” the 2005 Acquisition was accounted for using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, internally developed technology and tradename, as well as assessments of the fair value of tangible assets such as property and equipment. Liabilities acquired include reserves for litigation and other contingency reserves established prior to, or at the time of, acquisition and require judgment in ascertaining a reasonable value as well.

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

The value assigned to the 2005 Acquisition goodwill equaled the amount of the purchase price in excess of the sum of the amounts assigned to the identifiable acquired assets, both tangible and intangible, less liabilities assumed. At June 30, 2006, we had goodwill of $420.2 million and identifiable intangible assets of $262.8 million.

Goodwill and Intangible Impairment

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We also review goodwill annually, during our fourth quarter, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or a component of an operating segment. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. Management judgments include, but are not limited to, estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as expected growth rates for cash flows and long-term interest rates. The first step of the process consists of estimating the fair value of each of the reporting units based on a discounted cash flow model and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in step one. The impairment charge, if any, would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of its goodwill. A decline in estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations. We completed our impairment analysis of goodwill as of February 24, 2006, noting no indications of impairment for any of our reporting units. In addition, as of June 30, 2006, there have been no events or circumstances that would indicate an impairment of other identifiable intangibles, such as customer-related intangibles.

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

Accounting for Income Taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. SFAS No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results together with the Company’s forecasts of future pretax operating results, we believe that net deferred tax assets in the amount of $15.8 million are realizable based on the “more likely than not” standard required for recognition.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 29, 2006.

ITEM 4.                CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

There have been no material changes in legal proceedings from those provided in Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 29, 2006.

ITEM 1A.        RISK FACTORS

There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 29, 2006.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Incorporation of DynCorp International Inc.	(A)
3.2	Amended and Restated Certificate of Incorporation of DynCorp International Inc.	(B)
3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of DynCorp International Inc.	(B)
3.4	Bylaws of DynCorp International Inc.	(C)
3.5	Amended and Restated Bylaws of DynCorp International Inc.	(B)
3.6	Certificate of Formation of DIV Holding LLC	(D)
3.7	Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(D)
3.8	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(A)
3.9	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(E)

3.10	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(B)
3.11	Amendment No. 4 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(F)
4.1	Certificate of Designation for Series B participating preferred stock (included in Exhibit 4.3)	(B)
4.2	Registration Rights Agreement, dated as of May 3, 2006, by and among DynCorp International Inc. and DIV Holding LLC	(B)
4.3	Rights Agreement, dated as of May 3, 2006, by and among DynCorp International Inc. and The Bank of New York	(B)
10.1

Credit and Guaranty Agreement, dated as of February 11, 2005, by and among Finance, DI Acquisition and the other Guarantors party thereto, various Lenders party thereto, Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc. and Bank of America, N.A.

(D)
10.2

First Amendment and Waiver, dated January 9, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.

(G)
10.3

Second Amendment and Waiver, dated June 28, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.

(B)
10.4	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Stephen J. Cannon	(H)
10.5	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Jay K. Gorman	(H)
10.6	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Michael J. Thorne	(H)
10.7	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Natale S. DiGesualdo	(H)
10.8	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and R. Y. Morrel	(B)
10.9	Employment Agreement effective as of July 17, 2006 between DynCorp International LLC and Herbert J. Lanese	(F)
10.10	The DynCorp International LLC Executive Incentive Plan	(I)
10.11	The DynCorp International LLC Management Incentive Plan	(I)
10.12	The DynCorp International LLC Key Contributor Plan	(I)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

(A)       Previously filed as an exhibit to DynCorp International Inc.’s Amendment No. 2 to Form S-1 (Reg. No. 333-128637), filed with the SEC on November 30, 2005 and incorporated herein by reference.

(B)        Previously filed as an exhibit to DynCorp International Inc.’s Form 10-K, filed with the SEC on June 29, 2006 and incorporated herein by reference.

(C)        Previously filed as an exhibit to DynCorp International Inc.’s Amendment No. 1 to Form S-1 (Reg. No. 333-128637), filed with the SEC on November 10, 2005 and incorporated herein by reference.

(D)       Previously filed as an exhibit to DynCorp International LLC’s Registration Statement on Form S-4/A (Reg. No. 333-127343), filed with the SEC on September 27, 2005 and incorporated herein by reference.

(E)        Previously filed as an exhibit to DynCorp International  Inc.’s Amendment No. 3 to Form S-1 (Reg. No. 333-128637), filed with the SEC on March 27, 2006 and incorporated herein by reference.

(F)         Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K, filed with the SEC on July 19, 2006 and incorporated herein by reference.

(G)      Previously filed as an exhibit to DynCorp International LLC’s Form 8-K, filed with the SEC on January 11, 2006 and incorporated herein by reference.

(H)      Previously filed as an exhibit to DynCorp International LLC’s Form 8-K, filed with the SEC on April 17, 2006 and incorporated herein by reference.

(I)            Previously filed as an exhibit to DynCorp International LLC’s Form 8-K, filed with the SEC on April 4, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNCORP INTERNATIONAL INC. Date: August 14, 2006
/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and Duly Authorized Officer)