Form 10-Q
period 2006-12-29
DYNCORP INTERNATIONAL INC.
filed 2007-02-12
CIK 1338916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

or

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

3190 Fairview Park Drive, Suite 700, Falls Church, Virginia 22042
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

As of February 12, 2007, the registrant had 57,000,000 shares of its Class A common stock, par value $0.01 per share, outstanding.

DYNCORP INTERNATIONAL INC.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

DYNCORP INTERNATIONAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 29, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,336	$20,573
Receivables, net of allowances for doubtful accounts of $2,728 and $8,479 at December 29, 2006 and March 31, 2006, respectively	446,735	437,947
Other receivables	1,893	2,248
Prepaid expenses and other current assets	49,495	43,733
Deferred tax asset	7,491	795
Total current assets	560,950	505,296
Property and equipment at cost, less accumulated depreciation of $2,649 and $1,296 at December 29, 2006 and March 31, 2006, respectively	11,238	8,769
Other assets:
Goodwill	420,180	420,180
Tradename	18,318	18,318
Customer-related intangibles, net of accumulated amortization of $72,750 and $43,471 at December 29, 2006 and March 31, 2006, respectively	217,631	246,910
Deferred financing costs, net of accumulated amortization of $5,428 and $3,261 at December 29, 2006 and March 31, 2006, respectively	14,955	17,469
Other intangibles, net of accumulated amortization of $6,450 and $3,671 at December 29, 2006 and March 31, 2006, respectively	6,743	7,453
Deferred income taxes	12,938	11,518
Other assets	1,918	3,176
Total other assets	692,683	725,024
Total assets	$1,264,871	$1,239,089
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,450	$2,588
Current portion of other long-term liabilities	301	—
Accounts payable and accrued expenses	125,936	143,668
Accrued payroll and employee costs	78,876	65,586
Other accrued liabilities	55,240	33,845
Income taxes payable	7,648	8,280
Total current liabilities	271,451	253,967
Long-term debt—less current portion	628,407	658,963
Other long-term liabilities	5,742	—
Shares subject to mandatory redemption Series A preferred stock, stated value $195,550; 350,000 shares authorized; 190,550 shares issued and outstanding; redemption value of $219,821 at March 31, 2006; and no shares outstanding at December 29, 2006	—	219,821
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value—50,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value—232,000 shares and 32,000 shares authorized; 57,000 shares and 32,000 shares issued and outstanding at December 29, 2006 and March 31, 2006, respectively	570	320
Additional paid-in capital	350,832	102,097
Retained earnings	8,097	4,139
Accumulated other comprehensive loss	(228)	(218)
Total shareholders’ equity	359,271	106,338
Total liabilities and shareholders’ equity	$1,264,871	$1,239,089

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 29, 2006 AND DECEMBER 30, 2005

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Dec. 29, 2006	Dec. 30, 2005
	(unaudited)		(unaudited)
Revenues	$517,539	$553,561	$1,529,944	$1,418,245
Costs of services (excluding depreciation and amortization disclosed below)	449,680	498,482	1,343,447	1,262,074
Selling, general and administrative	24,949	21,013	82,906	59,874
Depreciation and amortization	10,656	10,563	33,005	32,763
Operating income	32,254	23,503	70,586	63,534
Other expense (income):
Interest expense	14,554	14,595	44,057	42,278
Interest on mandatory redeemable shares	—	5,903	3,002	14,149
Loss on debt extinguishment and preferred stock	—	—	9,201	—
(Income) loss from joint ventures	(1,000)	40	(1,323)	181
Interest income	(534)	(112)	(1,094)	(166)
Income before income taxes	19,234	3,077	16,743	7,092
Provision for income taxes	7,640	1,444	8,646	5,607
Net income	$11,594	$1,633	$8,097	$1,485
Earnings per common share:
Basic and diluted	$0.20	$0.05	$0.15	$0.05
Average common shares outstanding:
Basic and diluted	57,000	32,000	53,978	32,000

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 29, 2006 AND DECEMBER 30, 2005

(In thousands)

	For the Nine Months Ended
	Dec. 29, 2006	Dec. 30, 2005
	(unaudited)
Cash flows from operating activities:
Net income	$8,097	$1,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,654	33,390
Premium paid on redemption of senior subordinated notes	2,657	—
Premium paid on redemption of preferred stock	5,717	—
Deferred financing cost amortization	3,154	2,141
Non-cash interest expense (redeemable preferred stock dividend)	—	14,149
(Recovery) provision for losses on accounts receivable	(4,679)	683
Income from equity joint ventures	(951)	81
Deferred income taxes	(8,116)	(6,187)
Compensation expense related to Class B equity participation	1,471	998
Changes in current assets and liabilities:
Accounts receivable	(3,754)	30,862
Prepaid expenses and other current assets	(166)	(3,058)
Accounts payable and other accrued liabilities	12,008	(23,283)
Redeemable preferred stock dividend	(3,695)	—
Income taxes payable	(610)	2,901
Net cash provided by operating activities	45,787	54,162
Cash flows from investing activities:
Purchase of property and equipment	(3,679)	(1,338)
Proceeds from sale of property and equipment	—	11
Payment for computer software upgrade	(2,068)	(2,153)
Other assets	374	(58)
Net cash used in investing activities	(5,373)	(3,538)
Cash flows from financing activities:
Proceeds from equity offering, net	346,446	—
Redemption of preferred stock	(216,126)	—
Special dividend	(100,000)	—
Premium paid on redemption of senior subordinated notes	(2,657)	—
Premium paid on redemption of preferred stock	(5,717)	—
Payment of deferred financing costs	(640)	(1,225)
Borrowings related to prepaid insurance, net	2,737	—
Payment on acquisition debt	—	(2,587)
Payments on credit facility	(29,694)	(35,000)
Purchase of interest rate cap	—	(483)
Net cash used in financing activities	(5,651)	(39,295)
Net increase in cash and cash equivalents	34,763	11,329
Cash and cash equivalents, beginning of period	20,573	13,474
Cash and cash equivalents, end of period	$55,336	$24,803

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 29, 2006

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Retained (Deficit)	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at March 31, 2006	32,000	$320	$102,097	$4,139	$(218)	$106,338
Comprehensive income:
Net income				8,097	—	8,097
Interest rate cap				—	(41)	(41)
Currency translation adjustment				—	31	31
Comprehensive income				8,097	(10)	8,087
Equity offering, net	25,000	250	343,125	—	—	343,375
Mandatory dividend on Class B common stock	—	—	(95,861)	(4,139)	—	(100,000)
Deferred compensation expense on Class B equity of DIV Holding LLC	—	—	1,471	—	—	1,471
Balance at December 29, 2006	57,000	$570	$350,832	$8,097	$(228)	$359,271

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

During the third quarter of fiscal year 2007, the Company renamed its two reporting segments as follows: (i) International Technical Services changed to Government Services; and (ii) Field Technical Services changed to Maintenance and Technical Support Services. See note 12 for a description of service offerings in the two reporting segments.

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

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at December 29, 2006 and March 31, 2006, the results of operations for the three and nine months ended December 29, 2006 and December 30, 2005, and cash flows for the nine months ended December 29, 2006 and December 30, 2005, have been included. The results of operations for the three and nine months ended December 29, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31. The three months ended December 29, 2006 was a 13-week period from September 30, 2006 to December 29, 2006. The three months ended December 30, 2005 was a 13-week period from October 1, 2005 to December 30, 2005. The nine months ended December 29, 2006 was a 39-week period from April 1, 2006 to December 29, 2006. The nine months ended December 30, 2005 was a 39-week period from April 2, 2005 to December 30, 2005.

Principles of Consolidation

All intercompany transactions and balances have been eliminated in consolidation. Investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies. The Company has no investments in business entities of less than 20% ownership interest.

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of December 29, 2006 and are accounted for by the equity method. For all of the entities listed below, the Company has the right to elect half of the board of directors (the “Board of Directors”) or other management body. Economic rights are indicated by the ownership percentages listed below.

Dyn Al-Rushaid Services LLC	50.0%
DynCorp-Hiberna Ltd.	50.0%
DynEgypt LLC	50.0%
DynPuertoRico Corporation	49.9%
Contingency Response Services LLC	45.0%
Partnership for Temporary Housing LLC	40.0%
Babcock DynCorp Limited	40.0%

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

The following table sets forth the Company’s ownership in a joint venture that is consolidated into the Company’s financial statements as of December 29, 2006. For the entity listed below, the Company has the right to elect half of the Board of Directors or other management body.

Global Linguist Solutions LLC	51.0%

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires the Company to quantify misstatements based on their impact on each of its consolidated financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating the impact SAB No. 108 will have on its consolidated financial statements.

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

Note 2—Receivables

Receivables consist of the following:

	Dec. 29, 2006	March 31, 2006
Billed	$213,256	$188,458
Unbilled	233,479	248,994
Unbilled—related party	—	495
	$446,735	$437,947

Unbilled receivables consist of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within sixty days. Unbilled receivables include revenue recognized on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the quarter. At December 29, 2006 and March 31, 2006, unbilled receivables included $29,210 and $31,303, respectively, related to this type of unbilled receivable balance. In addition, unbilled receivables includes amounts related to contract retentions that are billed when the Company has negotiated final indirect rates with the U.S. government and, once billed, are subject to audit and approval by outside third parties. Consequently, the timing of collection of retention balances of $626 and $10 as of December 29, 2006 and March 31, 2006, respectively, is outside the Company’s control. Based on the Company’s historical experience, the majority of the retention balance is expected to be collected beyond one year.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Note 3—Other Intangible Assets and Other Assets

A summary of amortizable intangible assets is as follows:

	December 29, 2006
	Weighted- Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related intangible assets	8.5	$290,381	$(72,750)	$217,631
Deferred financing cost	7.0	20,383	(5,428)	14,955
Other	4.2	13,193	(6,450)	6,743
		$323,957	$(84,628)	$239,329

	March 31, 2006
	Weighted- Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net
Customer-related intangible assets	8.5	$290,381	$(43,471)	$246,910
Deferred financing cost	7.1	20,730	(3,261)	17,469
Other	4.1	11,124	(3,671)	7,453
		$322,235	$(50,403)	$271,832

Amortization expense for customer-related and other intangibles was $10,353 and $10,009 for the three months ended December 29, 2006 and December 30, 2005, respectively. Amortization expense for customer-related and other intangibles was $32,062 and $31,143 for the nine months ended December 29, 2006 and December 30, 2005, respectively. Estimated amortization related to intangible assets at December 29, 2006 for fiscal years 2007 through 2011 is as follows: $11,050, $42,756, $39,972, $39,580 and $35,407, respectively.

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $812 and $821 for the three months ended December 29, 2006 and December 30, 2005, respectively. Amortization related to deferred financing costs was $2,327 and $2,141 for the nine months ended December 29, 2006 and December 30, 2005, respectively.

A summary of other assets is as follows:

	Dec. 29, 2006	March 31, 2006
Other assets:
Investment in affiliates	$1,547	$911
Deferred offering costs	—	1,940
Other	371	325
	$1,918	$3,176

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Note 4—Cash Flows

Cash payments for interest on indebtedness were $34,938 and $35,918 for the nine months ended December 29, 2006 and December 30, 2005, respectively. Net cash payments for income taxes were $17,588 and $8,883 for the nine months ended December 29, 2006 and December 30, 2005, respectively. The Company had non-cash investing activities of $819 related to property and equipment purchases that were accrued at December 29, 2006. In addition, the Company had non-cash leasehold improvements of $3,015 related to one lease at December 29, 2006.

Note 5—Derivatives

Derivative financial instruments are recognized as either assets or liabilities in the balance sheet and carried at fair value. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings.

The Company entered into an interest rate cap effective May 4, 2005 and paid a premium of $483. The interest rate cap has the effect of placing a ceiling on the interest expense the Company could incur on $172,500 of variable debt indexed to the London Interbank Offered Rate at 6.5% plus the applicable floating spread (2.25% at December 29, 2006) as defined by the Company’s senior secured credit facility agreement. The interest rate cap has been designated by the Company as a cash flow hedge. As of December 29, 2006, the fair value of the interest rate cap was $11, which was recorded in the accompanying condensed consolidated balance sheet in other assets with the reduction in fair value, net of tax, recorded in equity as other comprehensive loss.

Note 6—Significant Changes in Indebtedness

The table below presents significant changes in the amounts of senior subordinated notes and similar debt:

	9.5% Senior Subordinated	Senior Secured Credit Facility
	Notes	Term Loan	Revolver	Total
Balance at March 31, 2006	$320,000	$341,551	$—	$661,551
Payments	(27,968)	(1,726)	—	(29,694)
Balance at December 29, 2006	$292,032	$339,825	$—	$631,857

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

On June 28, 2006, the Company, through its operating company, DynCorp International LLC, entered into a second amendment and waiver of the Company’s senior secured credit facility, dated February 11,

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

2005, as amended on January 9, 2006. The second amendment and waiver provided for a senior secured credit facility of $431,551, representing a $90,000 revolver and a $341,551 outstanding term loan. The second amendment and waiver also provided for the following, among other things: (i) decreased the interest rate spread applicable to the term loan under the Company’s senior secured credit facility; (ii) permits the Company to request an increase in its revolving credit facility by an aggregate amount of up to $30,000, subject to the Company obtaining commitments from existing and/or new lenders; (iii) increases the amount of capital expenditures permitted under the Company’s senior secured credit facility from $4,000 per fiscal year to $8,000 per fiscal year; (iv) increases the amount of capitalized leases permitted under the Company’s senior secured credit facility from $10,000 per fiscal year to $25,000 per fiscal year; (v) allows for the payment of dividends and the repurchase of the Company’s capital stock in the amount of $10,000, plus, if the Company’s leverage ratio (as defined in the senior secured credit facility) is below 3.25:1.00, 25% of the Company’s excess cash flow (as defined in the senior secured credit facility) for each fiscal year; and (vi) provides for the first excess cash flow payment, as defined by the senior secured credit facility, to commence on the Company’s fiscal year that ends on March 30, 2007.

In November 2006, the Company obtained additional commitments from two new lenders which increased the revolving credit facility to $103,000. On December 29, 2006, the Company had $93,899 available under the senior secured credit facility. This amount gives effect to $9,101 in outstanding letters of credit as of December 29, 2006.

Note 7—Class B Equity Participation

During fiscal year ended March 31, 2006, certain members of management and the outside directors were granted a participating interest in the profits through a plan that granted them Class B interests in an affiliate, DIV Holding LLC. DIV Holding LLC conducts no operations and was established for the primary purpose of holding the equity of the Company. At December 29, 2006, the aggregate individual grants were approximately 5.2% of the Class B interests of DIV Holding LLC. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interests are entitled to receive up to 7.5% of all distributions made by DIV Holding LLC after the holders of the Class A interests in DIV Holding LLC have received a return of their invested capital, provided that the holders of the Class A interests have received an 8.0% per annum internal rate of return (compounded annually) on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests in the event the Class B interests are forfeited or repurchased. The fair value of the Class B interests granted to certain members of management and the outside directors was determined to be $8,494 as of the effective date of each grant. In accordance with SFAS No. 123(R) “Share-Based Payment,” the Company records compensation expense based on the fair value as of the effective date of each grant and commensurate with its graded vesting schedules. For the nine months ended December 29, 2006, the Company recognized non-cash compensation expense of $1,471.

Assuming each grant fully vests, the Company will recognize additional non-cash compensation expense as follows:

FY 2007	FY 2008	FY 2009	FY 2010	FY 2011
$658	$2,065	$1,195	$567	$120

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

Note 8—Shareholders’ Equity

On May 3, 2006, the Company amended and restated its certificate of incorporation with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation authorized the Company to issue up to:

(1)   50,000 shares of preferred stock, par value $0.01 per share; and

(2)   232,000 shares of Class A common stock, par value $0.01 per share.

The new shares of preferred and common stock have rights identical to the preferred stock and the Class A common stock of the Company outstanding immediately before filing the amendment. At December 29, 2006, the Company had no preferred stock outstanding and 57,000 shares of Class A common stock outstanding.

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

Note 9—Shares Subject to Mandatory Redemption

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

Note 10—Earnings Per Share

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

	For the Three Months Ended		For the Nine Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Dec. 29, 2006	Dec. 30, 2005
Basic and dilutive EPS:
Numerator:
Net income	$11,594	$1,633	$8,097	$1,485
Denominator:
Average common shares—basic and dilutive	57,000	32,000	53,978	32,000
Basic and dilutive EPS	$0.20	$0.05	$0.15	$0.05

Note 11—Commitments, Contingencies and Litigation

Commitments

The Company has operating leases for the use of certain property and equipment. Operating leases are noncancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate property are subject to annual escalations for increases in utilities and property taxes. Lease rental expense amounted to $6,862 and $19,124 for the three months ended December 29, 2006 and December 30, 2005, respectively. Lease rental expense amounted to $39,232 and $39,544 for the nine months ended December 29, 2006 and December 30, 2005, respectively.

Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at December 29, 2006 are as follows:

Fiscal Year	Real Estate	Equipment
2007	$951	$211
2008	3,465	751
2009	2,432	55
2010	2,186	—
2011	2,186	—
Thereafter	12,023	—
	$23,243	$1,017

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

In addition, the Company is occasionally the subject of investigations by various agencies of the U.S. government. Such investigations, whether related to U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. In management’s opinion, there are no outstanding issues of this nature at December 29, 2006 that will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

On January 30, 2007, the Special Inspector General for Iraq Reconstruction (SIGIR) issued a report on Company contract number S-LMAQM-04-C-0030, Task Order 0338, concerning the Iraqi Police Training Program.  Among other items, the report raises questions about the Company’s work under Task Order 0338 to establish a residential camp in Baghdad to house training personnel.  Specifically, the SIGIR report recommends that the Director, Office of Acquisition Management, U.S. Department of State (“State Department”), seek reimbursement from the Company of $4.2 million paid by the State Department for work that the SIGIR maintains was not contractually authorized.  In addition, the SIGIR report recommends that the State Department request the Defense Contract Audit Agency to review two Company invoices totaling $19.1 million.  In management’s opinion and based on facts currently known, the above described matters raised in the SIGIR report will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

On December 4, 2006, a lawsuit was served, and amended on December 29, 2006, on behalf of 1,663 citizens of the Ecuadorian provinces of Esmeraldes and Sucumbios, seeking unspecified monetary damages, against DynCorp International LLC and several of its former affiliates, in the U.S. District Court for the Southern District of Florida. The action alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law, as a consequence of the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. The spraying operations are the same operations which are the subject of the above-mentioned litigation and are conducted under a Department of State contract in cooperation with the Colombian government. As mentioned above, the terms of the Department of State contract provide that the Department of State will indemnify DynCorp International LLC against third-party liabilities arising out of the contract, subject to available funding.

On December 29, 2006, a lawsuit was served on behalf of the Providence of Sucumbios in Ecuador, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida. The action alleges violations of Ecuadorian law, international law, and the statutes and common law of Florida, including negligence, trespass, and nuisance, as a consequence of the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. The spraying operations are the same operations which are the subject of the litigation described in the immediately preceding paragraph.   The relevant Department of State contract provides indemnification to DynCorp International LLC against third-party liabilities arising out of the contract, subject to available funding.

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

Note 12—Segment Information

The Company is organized into two reporting segments. During the third quarter of fiscal year 2007, the Company renamed its two reporting segments as follows: (i) International Technical Services to Government Services (“GS”); and (ii) Field Technical Services to Maintenance and Technical Support Services (“MTSS”). MTSS primarily offers aviation services, including maintenance and modifications, training, aftermarket logistics support, avionics upgrades, field installations, and aircraft operations and

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

training. GS primarily offers base maintenance/operations and personal and physical security services. The Company provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers. The risks associated with the Company’s foreign operations relating to foreign currency fluctuation and political and economic conditions in foreign countries have not had a significant negative impact on the Company. The Company operates principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

The Company’s MTSS operating segment provides long-term aviation services and engineering and logistics support, ranging from daily fleet maintenance to extensive modification and overhauls on aircraft, weapons systems and support equipment. MTSS generates revenue under long-term contracts that are typically three to ten years in duration. Based on revenues, Contract Field Teams is the most significant program in the MTSS operating segment. The Company and its predecessors have participated in this program for 54 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations worldwide to supplement the Company’s customers’ workforce, including generally providing mission support to aircraft and weapons systems in addition to depot-level repair.

The Company’s GS operating segment primarily provides outsourced law enforcement training, drug eradication, global logistics, base operations and personal and physical security services to government and commercial customers in foreign jurisdictions. The GS operating segment has witnessed strong growth as a part of the Department of State’s outsourced law enforcement training in the Middle East. The Company was awarded a new Civilian Police contract, which expanded the existing Civilian Police program in place since 1994. As of September 29, 2006, the Company had deployed civilian police officers from the United States to two countries to train and offer logistics support to the local police and assist them with infrastructure and reconstruction.

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

The table below presents selected financial information for the respective periods, for the two reportable segments and for financial items that cannot be allocated to either operating segment:

	Maintenance And Technical Support Services	Government Services	DynCorp International Home Office	Total
For the Three Months Ended December 29, 2006:
Revenues	$179,838	$337,701	$—	$517,539
Earnings before interest and taxes	272	34,361	(845)	33,788
Depreciation and amortization	3,398	7,690	51	11,139
For the Three Months Ended December 30, 2005:
Revenues	$179,592	$373,969	$—	$553,561
Earnings before interest and taxes	3,635	20,654	(714)	23,575
Depreciation and amortization	2,563	7,540	672	10,775

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(In thousands, except per share data)

	Maintenance and Technical Support Services	Government Services	DynCorp International Home Office	Total
For the Nine Months Ended December 29, 2006:
Revenues	$528,029	$1,001,915	$—	$1,529,944
Earnings before interest and taxes	7,444	72,537	(6,978)	73,003
Depreciation and amortization	9,376	23,192	2,086	34,654
Assets	331,731	843,704	89,436	1,264,871
For the Nine Months Ended December 30, 2005:
Revenues	$521,963	$896,282	$—	$1,418,245
Earnings before interest and taxes	17,156	47,033	(670)	63,519
Depreciation and amortization	8,400	23,175	1,815	33,390

The Company evaluates segment performance based primarily on the non-GAAP measure of earnings before interest and taxes (“EBIT”), which includes the effects of corporate expense allocations. EBIT is a non-GAAP measure that includes operating income, interest income and income (loss) from joint ventures. Items that the Company does not include in EBIT are interest expense and income taxes, each of which the Company evaluates on a consolidated level. The Company’s management believes EBIT is a useful measurement of the Company’s performance because it provides information that can be used to evaluate the effectiveness of the Company’s business from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

EBIT should not be considered an alternative to, or a more meaningful indicator of the Company’s operating performance than, operating income or net income as determined in accordance with GAAP. In addition, EBIT may not be comparable to a similarly titled measure of another company. A reconciliation of earnings before interest and taxes to net income is as follows:

	For the Three Months Ended		For the Nine Months Ended
	Dec. 29, 2006	Dec. 30, 2005	Dec. 29, 2006	Dec. 30, 2005
Earnings before interest and taxes	$33,788	$23,575	$73,003	$63,519
Interest expense	14,554	20,498	47,059	56,427
Loss on debt extinguishment and preferred stock	—	—	9,201	—
Provision for income taxes	7,640	1,444	8,646	5,607
Net income	$11,594	$1,633	$8,097	$1,485

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

Segments

During the third quarter of fiscal year 2007, the Company renamed its two reporting segments as follows: (i) International Technical Services changed to Government Services (“GS”); and (ii) Field Technical Services changed to Maintenance and Technical Support Services (“MTSS”).

Backlog and New Orders

We track contracted backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Backlog consists of orders and priced options under our contracts. We define contracted backlog as the estimated value of contract modifications received from customers that have not been recognized as revenue. Our backlog consists of funded and unfunded amounts. Funded backlog is based upon amounts actually appropriated by a customer for payment of goods and services less actual revenue recorded as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These options may be exercised at the sole discretion of the customer. Historically, it has been our experience that the customer has exercised contract options.

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

The following table sets forth our contracted backlog (dollars in millions) as of the dates indicated:

	Dec. 30, 2005	March 31, 2006	Dec. 29, 2006
Funded backlog	$1,053	$1,024	$1,248
Unfunded backlog	1,639	1,617	4,553
Total backlog	$2,692	$2,641	$5,801

In December 2006, the Company, through a joint venture named Global Linguist Solutions LLC, was awarded a contract for management of translation and interpretation services in support of Operation Iraqi Freedom. The five-year contract, with a maximum value of $4.645 billion, was awarded by the Intelligence and Security Command. We are the managing partner of the joint venture with a 51% ownership interest and will consolidate the joint venture in our financial statements. The funded and unfunded amount related to this program of $49.0 million and $3.3 billion, respectively, has been included in the table above as of December 29, 2006. However, the incumbent of these services has filed a formal protest with the Government Accountability Office (the “GAO”), thereby delaying the commencement of the contract. The GAO has until April 2, 2007 to decide whether the awards process was fair. Our backlog and estimated remaining contract value metrics may require future adjustment depending on the outcome of the protest.

New orders represent new contracts, or additional work added under existing contracts, received during the periods presented below (dollars in millions).

	For the Nine Months Ended Dec. 30, 2005	Fiscal Year Ended March 31, 2006	For the Nine Months Ended Dec. 29, 2006
New orders	$2,070	$2,568	$4,696

Estimated Remaining Contract Value

The following table sets forth our estimated remaining contract value (dollars in millions) as of the dates indicated:

	Dec. 30, 2005	March 31, 2006	Dec. 29, 2006
Estimated remaining contract value	$6,135	$5,727	$8,944

Our estimated remaining contract value represents the backlog plus management’s estimate of future revenues under indefinite delivery, indefinite quantity contracts that have not been funded, or award term periods that have not yet been earned. These future revenues would be our estimate of revenue that would occur from the end of currently funded task orders until the end of the indefinite delivery, indefinite quantity contracts. Our estimated remaining contract value is based on our experience under contracts, and we believe our estimates are reasonable. However, there can be no assurance that our existing contracts will result in actual revenues in any particular period or at all. These amounts could vary or even change significantly depending upon government policies, government budgets, appropriations and the outcome of protested contract awards.

Results of Operations

The following table (dollars in thousands) sets forth, for the periods indicated, our historical results of operations:

	For the Three Months Ended				For the Nine Months Ended
	Dec. 29, 2006	% of Revenue	Dec. 30, 2005	% of Revenue	Dec. 29, 2006	% of Revenue	Dec. 30, 2005	% of Revenue
Revenues:
Government Services	$337,701	65.3%	$373,969	67.6%	$1,001,915	65.5%	$896,282	63.2%
Maintenance and Technical Support Services	179,838	34.7	179,592	32.4	528,029	34.5	521,963	36.8
Total revenues	517,539	100.0%	553,561	100.0%	1,529,944	100.0%	1,418,245	100.0%
Costs of services (excluding depreciation and amortization disclosed below)	449,680	86.9	498,482	90.1	1,343,447	87.8	1,262,074	89.0
Selling, general and administrative expenses	24,949	4.8	21,013	3.8	82,906	5.4	59,874	4.2
Depreciation and amortization	10,656	2.1	10,563	1.9	33,005	2.2	32,763	2.3
Total costs and expenses	485,285	93.8	530,058	95.8	1,459,358	95.4	1,354,711	95.5
Interest expense	14,554	2.8	14,595	2.6	44,057	2.9	42,278	3.0
Interest on mandatory redeemable shares	—	—	5,903	1.1	3,002	0.2	14,149	1.0
Loss on debt extinguishment and preferred stock	—	—	—	—	9,201	0.6	—	—
(Income) loss from joint ventures	(1,000)	(0.2)	40	0.0	(1,323)	(0.1)	181	0.0
Interest income	(534)	(0.1)	(112)	0.0	(1,094)	(0.1)	(166)	0.0
Income before income taxes	19,234	3.7	3,077	0.5	16,743	1.1	7,092	0.5
Provision for income taxes	7,640	1.5	1,444	0.2	8,646	0.6	5,607	0.4
Net income	$11,594	2.2%	$1,633	0.3%	$8,097	0.5%	$1,485	0.1%

Three Months Ended December 29, 2006 Compared To Three Months Ended December 30, 2005

Consolidated

Revenues.   Total revenues decreased from $553.6 million for the three months ended December 30, 2005 to $517.5 million for the three months ended December 29, 2006, a decrease of $36.1 million or 6.5%. For the three months ended December 29, 2006 and December 30, 2005, approximately 44%, 36% and 20% and approximately 27%, 38% and 35% of our revenues were derived from fixed-price, time-and-materials, and cost-reimbursement contracts, respectively.

Revenues from our GS segment decreased from $374.0 million for the three months ended December 30, 2005 to $337.7 million for the three months ended December 29, 2006, a decrease of $36.3 million or 9.7%. The GS revenue decrease was primarily driven by the conclusion of protective services previously provided in Israel, Haiti, Afghanistan and central Iraq. This reduction of services decreased revenues for the three months ended December 29, 2006 by $29.8 million, when compared to the three months ended December 30, 2005. Additional factors that contributed to the decrease in revenues are: (i) the ending of services provided in support of Hurricane Katrina relief efforts; and (ii) completion of helicopter refurbishment and upgrades in support of U.S. drug eradication efforts in Afghanistan.

Revenues from our MTSS segment increased from $179.6 million for the three months ended December 30, 2005 to $179.8 million for the three months ended December 29, 2006, an increase of $0.2 million or 0.1%. The increased MTSS revenue was primarily driven by: (i) services provided to the U.S. Air Force under the C-21 Contractor Logistics Support program; and (ii) increased maintenance of military equipment returning from Iraq and Afghanistan. Partially offsetting the revenue increase was a decrease in U.S. government funding for the Army Prepositioned Stocks Afloat program and the conclusion of the Fort Hood domestic aviation contract in July 2006.

Costs of services.   Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services decreased from $498.5 million for the three months ended December 30, 2005 to $450.0 million for the three months ended December 29, 2006, a decrease of $48.5 million or 9.7%. As a percentage of revenue, costs of services decreased from 90.1% in the three months ended December 30, 2005 to 86.9% for the three months ended December 29, 2006. The factors contributing to the decrease in cost of services as a percentage of revenue were: (i) a higher mix of fixed-price and time-and-material contracts in the current quarter; (ii) improved profitability under fixed-price contracts within our GS segment resulting from strong operational performance and contract changes; and (iii) a contract modification for construction efforts in Afghanistan completed in earlier periods.

Selling, general and administrative expenses.   Selling, general and administrative expenses primarily relate to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. Selling, general and administrative expenses for the three months ended December 30, 2005 were $21.0 million and increased to $24.9 million for the three months ended December 29, 2006, an increase of $3.9 million or 18.6%. In addition, as a percentage of revenue, selling, general and administrative expenses increased from 3.8% for the three months ended December 30, 2005 to 4.8% for the three months ended December 29, 2006. Factors contributing to higher selling, general and administrative expenses for the three months ended December 29, 2006 include: (i) an increase of $2.4 million in business development costs; (ii) an increase of $0.8 million in legal costs; and (iii) an increase of $1.0 million in severance expense related to the departure of a senior executive.

Depreciation and amortization.   Depreciation and amortization increased slightly from $10.6 million for the three months ended December 30, 2005 to $10.7 million for the three months ended December 29, 2006.

Interest expense.   Interest expense was $14.6 million for the three months ended December 30, 2005 and December 29, 2006. The interest expense incurred relates to our senior secured credit facility, revolving credit facility, senior subordinated notes and amortization of deferred financing fees. Interest expense has remained consistent compared to the same period last year despite an increase in variable interest rates applicable to the senior secured credit facility. Partially offsetting the higher interest rate in interest expense was lower interest incurred on the senior subordinated notes, which have a fixed interest rate of 9.5%, due to the partial redemption in connection with the Equity Offering.

Interest on mandatory redeemable shares.   Interest on mandatory redeemable shares, or preferred stock, was $5.9 million for the three months ended December 30, 2005. All of our outstanding preferred stock was redeemed in connection with our Equity Offering on May 9, 2006. Therefore, we had no comparable expense for the three months ended December 29, 2006.

Income tax expense.   We had income tax expense for the three months ended December 29, 2006 of $7.6 million, an increase of $6.2 million from income tax expense of $1.4 million for the three months ended December 30, 2005. The increase is primarily the result of higher income before tax as compared to the three months ended December 30, 2005. We had an effective tax rate of 39.7% for the three months ended December 29, 2006. Included in our effective tax rate is a permanent difference related to interest on mandatory redeemable shares occurring during the first fiscal quarter of 2007. Our effective tax rate before consideration of this permanent difference was 36.3%.

Results by Segment

We evaluate segment performance based primarily on the non-GAAP measure of EBIT, which includes the effects of corporate expense allocations. EBIT is a non-GAAP measure that includes operating income, other income and income (loss) from joint ventures. Items that we do not include in EBIT are interest expense and income taxes, each of which we evaluate on a consolidated level. We believe EBIT is a useful measurement of our performance because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company.

The following table (dollars in thousands) sets forth earnings before interest and taxes for our GS and MTSS operating segments, both in dollars and as a percentage of segment specific revenue, for the three months ended December 29, 2006, compared to the three months ended December 30, 2005.

	For the Three Months Ended
	December 29, 2006		December 30, 2005
Earnings before interest and taxes
Government Services	$34,361	10.2%	$20,654	5.5%
Maintenance and Technical Support Services	272	0.2%	3,635	2.0%
Other(1)	(845)	NA	(714)	NA
Consolidated	$33,788	6.5%	$23,575	4.3%

(1)                For the three months ended December 29, 2006, other consists of: (i) severance costs; (ii) joint venture income or loss; and (iii) compensation expense related to Class B equity participation not allocated to a specific segment. For the three months ended December 30, 2005, other primarily consists of joint venture income or loss and compensation expense related to Class B equity participation not allocated to a specific segment.

Government Services

Earnings before interest and taxes.   Earnings before interest and taxes for the three months ended December 29, 2006 were $34.4 million, an increase of $13.7 million, or 66.2%, from $20.7 million for the three months ended December 30, 2005. The GS increase was primarily driven by the following operating factors: (i) increased international police liaison officers in Iraq and Afghanistan; (ii) improved execution from fixed price contracts such as the Civilian Police and International Narcotics and Law Enforcement Air-Wing (“Air-Wing”) programs; and (iii) increased logistic support services under the Africa

Peacekeeping program with the Department of State. In addition, GS’s earnings before interest and taxes during the quarter benefited $4.4 million from a contract modification for construction efforts in Afghanistan completed in earlier periods. Partially offsetting the higher earnings before interest and taxes was lower profitability in our Worldwide Personal Protection Services programs due to completion of task orders in Israel, Haiti, Afghanistan and central Iraq and increased business development costs of $2.4 million. Earnings before interest and taxes as a percentage of revenue for the three months ended December 29, 2006 and December 30, 2005 was 10.2% and 5.5%, respectively.

Maintenance and Technical Support Services

Earnings before interest and taxes.   Earnings before interest and taxes for the three months ended December 29, 2006 were $0.3 million, a decrease of $3.3 million, or 91.7%, from $3.6 million for the three months ended December 30, 2005. The MTSS decrease was primarily driven by: (i)  operating losses from delivering services to the U.S. Army under the Life Cycle Contractor Support and the AH-1/UH-1 programs; and (ii) increased general and administrative costs of $1.5 million. Partially offsetting the lower earnings before interest and taxes was improved profitability on our Contract Field Teams program. This program benefited from maintenance and repair activities performed on military equipment returning from Iraq and Afghanistan. Earnings before interest and taxes as a percentage of revenue for the three months ended December 29, 2006 and December 30, 2005 was 0.2% and 2.0%, respectively.

Nine Months Ended December 29, 2006 Compared To Nine Months Ended December 30, 2005

Consolidated

Revenues.   Total revenues increased from $1,418.2 million for the nine months ended December 30, 2005 to $1,529.9 million for the nine months ended December 29, 2006, an increase of $111.7 million or 7.9%. For the nine months ended December 29, 2006 and December 30, 2005, approximately 42%, 36% and 22% and approximately 27%, 38% and 35% of our revenues were derived from fixed-price, time-and-materials, and cost-reimbursement contracts, respectively.

Revenues from our GS segment increased from $896.3 million for the nine months ended December 30, 2005 to $1,001.9 million for the nine months ended December 29, 2006, an increase of $105.6 million or 11.8%. The Air-Wing program increased $65.4 million. The Department of State awarded our current contract under the Air-Wing program during May 2005. As part of the new contract, we successfully transitioned many of the activities under this program from cost-reimbursement to fixed-price. The factors contributing to higher revenues include increased eradication efforts in South America, combined with increased activity in Afghanistan providing aviation support to the ground eradication effort under the Civilian Police program. Our Civilian Police program contributed $52.5 million to the increase in revenues. The Civilian Police program benefited from an increased number of international police liaison officers deployed in Iraq and Afghanistan, compared to the nine months ended December 30, 2005. In addition, while supporting the Iraq effort, we benefited from operations and maintenance support efforts, as well as additional procurement activities. The Logistics Support programs revenue increased by $36.4 million, compared to the nine months ended December 30, 2005. The increase within the Logistics Support programs is primarily due to the added work under the Africa Peacekeeping contract with the Department of State. The factors contributing to increased revenues were partially offset by a reduction in services under the Worldwide Personal Protective Services program. We concluded four task orders under which we provided personal security services in Israel, Haiti, Afghanistan and central Iraq. The concluded task orders contributed a decrease in revenues for the nine months ended December 29, 2006 of $68.2 million, compared to the nine months ended December 30, 2005.

Revenues from our MTSS segment increased from $522.0 million for the nine months ended December 30, 2005 to $528.0 million for the nine months ended December 29, 2006, an increase of

$6.0 million or 1.1%. The MTSS increase was primarily driven by an increase in personnel and level of effort under the Contract Field Team program of $19.1 million and increased domestic aviation services provided to the U.S. Air Force under the C-21 Contractor Logistics Support program and Andrews contract of $19.6 million. Partially offsetting the higher revenue was the Army Prepositioned Stocks Afloat program, which decreased by $17.7 million mainly due to the U.S. government reducing its funding. In addition, the Fort Hood contract under the Domestic Aviation program ended in July 2006, which resulted in a $16.6 million decrease in revenues.

Costs of services.   Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services increased from $1,262.1 million for the nine months ended December 30, 2005 to $1,343.4 million for the nine months ended December 29, 2006, an increase of $81.3 million or 6.4%. Despite recognizing operating costs in excess of contract funding to complete a base camp in Iraq in the second quarter of fiscal 2007 and the suspension of the ARAMCO security contract with a customer in Saudi Arabia, costs of services as a percentage of revenue decreased from 89.0% for the nine months ended December 30, 2005 to 87.8% for the nine months ended December 29, 2006. Factors that contributed to the decrease as a percent of revenue were: (i) continued strong performance of fixed-price task orders under the Civilian Police and Air-Wing programs; (ii) improved contract mix resulting from a larger proportion of higher-margin fixed-price and time-and-materials contracts; and (iii) a contract modification for construction efforts in Afghanistan completed in earlier periods.

Selling, general and administrative expenses.   Selling, general and administrative expenses primarily relate to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. Selling, general and administrative expenses for the nine months ended December 30, 2005 were $60.0 million and increased to $82.9 million for the nine months ended December 29, 2006, an increase of $22.9 million or 38.2%. In addition, as a percentage of revenue, selling, general and administrative expenses increased from 4.2% for the nine months ended December 30, 2005 to 5.4% for the nine months ended December 29, 2006. Factors contributing to higher selling, general and administrative expenses for the nine months ended December 29, 2006 include: (i) an increase of $9.5 million in business development costs; (ii) an increase of $8.5 million in corporate administrative costs, primarily the result of developing these functions as an independent company; (iii) an increase of $5.7 million in severance-related costs from the departure of senior executives; (v) an increase of $1.6 million in legal costs; and (vi) $0.8 million increase for bonuses paid to certain members of management related to the Equity Offering. Offsetting the increase in selling, general and administrative expenses was a benefit of $4.7 million related to a reduction in bad debt expense.

Depreciation and amortization.   Depreciation and amortization increased slightly from $32.8 million for the nine months ended December 30, 2005 to $33.0 million for the nine months ended December 29, 2006, an increase of $0.2 million, or 0.6%.

Interest expense.   Interest expense increased from $42.3 million for the nine months ended December 30, 2005 to $44.1 million for the nine months ended December 29, 2006. The interest expense incurred relates to our senior secured credit facility, revolving credit facility, senior subordinated notes and amortization of deferred financing fees. The increase is due to the higher interest expense related to the senior secured credit facility from increasing variable interest rates during the nine months ended December 29, 2006. Partially offsetting the higher variable rate interest expense was lower interest incurred on the senior subordinated notes, which have a fixed interest rate of 9.5%, due to the partial redemption in connection with the Equity Offering.

Interest on mandatory redeemable shares.   Interest on the mandatory redeemable shares, or preferred stock, was $14.1 million for the nine months ended December 29, 2006, compared to $3.0 million for the nine months ended December 30, 2005. All of our outstanding preferred stock was redeemed in connection with our Equity Offering in May 9, 2006, resulting in a shorter time outstanding, compared to the nine months ended December 30, 2005.

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

Income tax expense.   We had income tax expense for the nine months ended December 29, 2006 of $8.6 million, which is an increase of $3.0 million from income tax expense of $5.6 million for the nine months ended December 30, 2005. The increase is primarily the result of higher income before tax. We had an effective tax rate of 51.6% for the nine months ended December 29, 2006. In connection with our Equity Offering, we redeemed, at a premium, all of our mandatory redeemable shares outstanding. This premium is considered a discreet item for tax purposes and is not deductible. In addition, we incurred interest expense on our mandatory redeemable shares that is not deductible. Our effective tax rate before consideration of the discreet item and the interest on mandatory redeemable shares was 36.3%.

Results by Segment

We evaluate segment performance based primarily on the non-GAAP measure of EBIT, which includes the effects of corporate expense allocations. EBIT is a non-GAAP measure that includes operating income, other income and income (loss) from joint ventures. Items that we do not include in EBIT are interest expense and income taxes, each of which we evaluate on a consolidated level. We believe EBIT is a useful measurement of our performance because it provides information that can be used to evaluate the effectiveness of our businesses from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which is directly relevant to the efficiency of those operations.

EBIT should not be considered an alternative to, or a more meaningful indicator of our operating performance than, operating income or net income as determined in accordance with GAAP. In addition, our EBIT may not be comparable to a similarly titled measure of another company.

The following table (dollars in thousands) sets forth earnings before interest and taxes for our GS and MTSS operating segments, both in dollars and as a percentage of segment specific revenue, for the nine months ended December 29, 2006, compared to the nine months ended December 30, 2005.

	For the Nine Months Ended
	December 29, 2006		December 30, 2005
Earnings before interest and taxes
Government Services	$72,537	7.2%	$47,033	5.2%
Maintenance and Technical Support Services	7,444	1.4%	17,156	3.3%
Other(1)	(6,978)	NA	(670)	NA
Consolidated	$73,003	4.8%	$63,519	4.5%

(1)                For the nine months ended December 29, 2006, other consists of: (i) severance costs; (ii) joint venture income or loss; and (iii) compensation expense related to Class B equity participation not allocated to a specific segment. For the nine months ended December 30, 2005, other primarily consists of joint venture income or loss and management retention bonuses and compensation expense related to Class B equity participation not allocated to a specific segment.

Government Services

Earnings before interest and taxes.   Earnings before interest and taxes for the nine months ended December 29, 2006 were $72.5 million, an increase of $25.5 million, or 54.3%, from $47.0 million for the nine months ended December 30, 2005. The GS increase was primarily driven by the following operating factors: (i) improved profitability on fixed-price task orders under the Civilian Police and Air-Wing programs due to strong performance and favorable contract changes; and (ii) increased logistic support services under the Africa Peacekeeping program with the Department of State. In addition, GS’s earnings before interest and taxes for the current year benefited $4.4 million from a contract modification for construction efforts in Afghanistan completed in earlier periods. Partially offsetting the higher earnings before interest and taxes were: (i) costs in excess of contract funding to complete the construction of a base camp in Iraq for the Department of State; (ii) charges related to the suspension of a security contract with a customer located in Saudi Arabia; (iii) lower profitability in our Worldwide Personal Protection Services programs due to completion of task orders in Israel, Haiti, Afghanistan and central Iraq; and (iv) increased general and administrative costs of $6.8 million to support the growth of GS segment, corporate administrative and business development costs, net of $4.3 million related to a reduction in bad debt expense. Earnings before interest and taxes as a percentage of revenue for the nine months ended December 29, 2006 and December 30, 2005 was 7.2% and 5.2%, respectively.

Maintenance and Technical Support Services

Earnings before interest and taxes.   Earnings before interest and taxes for the nine months ended December 29, 2006 were $7.4 million, a decrease of $9.8 million, or 57.0%, from $17.2 million for the nine months ended December 30, 2005. The decrease was primarily driven by: (i) operating losses from delivering services to the U.S. Army under the Life Cycle Contractor Support and AH-1/UH-1 programs; and (ii) increased general and administrative costs of $10.7 million resulting from corporate administrative and business development functions. Partially offsetting the lower earnings before interest and taxes was improved profitability on our Contract Field Teams program. This program benefited from maintenance and repair activities performed on military equipment returning from Iraq and Afghanistan. Earnings before interest and taxes as a percentage of revenue for the nine months ended December 29, 2006 and December 30, 2005 was 1.4% and 3.3%, respectively.

Liquidity and Capital Resources

The following table sets forth cash flow data for the periods indicated therein (dollars in thousands):

	For the Nine Months Ended
	December 29, 2006	December 30, 2005
Net cash provided by operating activities	$45,788	$54,162
Net cash used in investing activities	(5,374)	(3,538)
Net cash used in financing activities	(5,651)	(39,295)

Cash Flows

Operating Activities.   Cash and cash equivalents as of December 29, 2006 were $55.3 million compared to $24.8 million as of December 30, 2005. Net cash provided by operating activities for the nine months ended December 29, 2006 was $45.8 million, while net cash provided by operating activities for the nine months ended December 30, 2005 was $54.2 million. The nine months ended December 29, 2006 experienced unfavorable timing of cash collections, which resulted in a use of cash of $3.8 million. In addition, during the nine months ended December 29, 2006, operating cash flow benefited from accounts payable and accrued liability activities related to the timing of payroll processing, timing of interest payments and customer advances. The timing for payroll processing, interest payments and customer advances can vary from quarter to quarter. Other factors impacting operating cash flow during the nine months ended December 29, 2006 included: (i) one-time cash payments of $6.7 million for interest related to the Company’s preferred stock; and (ii) payment of special cash bonuses subsequent to our Equity Offering of $3.125 million in the aggregate to our executive officers and certain other members of management. These bonuses rewarded management for their efforts in connection with the successful consummation of our Equity Offering. Operating cash flow for the nine months ended December 30, 2005 reflected high cash collections, which resulted in a $30.9 million source of cash. Partially off setting the increased collection activity was significant vendor payments.

Investing Activities.   Net cash used in investing activities was $5.4 million and $3.5 million for the nine months ended December 29, 2006 and December 30, 2005, respectively. For the nine months ended December 29, 2006 and December 30, 2005, the primary use of cash was to purchase property and equipment.

Financing Activities.   Net cash used in financing activities was $5.7 million and $39.3 million for the nine months ended December 29, 2006 and December 30, 2005, respectively. The cash used during the nine months ended December 29, 2006 included: (i) gross proceeds received from the Equity Offering of $375.0 million; (ii) payment of Equity Offering costs of $30.0 million; (iii) partial redemption of senior subordinated notes of $28.8 million, including accrued interest; (iv) redemption of all outstanding preferred stock and related accrued and unpaid interest of $228.5 million; and (v) payment of special Class B distribution of $100.0 million. The cash used in financing activities during the nine months ended December 30, 2005 was due to the $35.0 million repayment of borrowings under our revolving credit facility, the $2.6 million scheduled repayment of our bank note borrowings, the $1.2 million payment of offering expenses and the $0.5 million purchase of an interest rate cap that limits our exposure to upward movements in variable rate debt.

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

Debt and Other Obligations

Our senior secured credit facility contains financial covenants, including a minimum interest coverage ratio and a maximum total debt to EBITDA ratio, and places certain restrictions on our ability to make capital expenditures. These financial ratios include a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of EBITDA (as defined in our senior revolving credit facility) to cash interest expense for trailing quarters. The minimum interest coverage ratio increases from 2:1 to 3.2:1.0 during the term of the senior secured credit facility. The required interest coverage ratio for the third quarter of fiscal 2007 is 2.2 to 1.0. The maximum leverage coverage ratio decreases from 6:1 to 3:1 during the term of the senior secured credit facility. The required leverage coverage ratio for the third quarter of fiscal 2007 is 5.25 to 1.0. At December 29, 2006, we had an interest coverage ratio and leverage coverage ratio of 2.98:1.00 and 3.88:1.00, respectively. The senior secured credit facility also restricts the maximum amount of our capital expenditures during each year of the senior secured credit facility. Capital expenditures are expenditures that are required by GAAP to be included in the “purchase of property and equipment.”  Our senior secured credit facility is secured by substantially all of our assets and the assets of our domestic subsidiaries, by a pledge of all of the capital stock of our domestic subsidiaries and by 65% of the capital stock of our first tier foreign subsidiaries. The initial borrowings thereunder are subject to customary closing conditions.

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

On June 28, 2006, the Company, through its operating company, DynCorp International LLC, entered into a second amendment and waiver of our senior secured credit facility, dated February 11, 2005. The second amendment and waiver provided for a senior secured credit facility of $431.6 million, representing a $90.0 million revolver and a $341.6 million outstanding term loan. The maturity date of the amended senior secured credit facility remains unchanged. The second amendment and waiver also provided for the following, among other things: (i) decreased the interest rate applicable to the term loan under our senior secured credit facility; (ii) permits us to request an increase in our revolving credit facility by an aggregate amount of up to $30.0 million, subject to the Company obtaining commitments from existing and/or new lenders; (iii) increases the amount of capital expenditures permitted under our senior secured credit facility from $4.0 million per fiscal year to $8.0 million per fiscal year; (iv) increases the amount of capitalized leases permitted under our senior secured credit facility from $10.0 million per fiscal year to $25.0 million per fiscal year; (v) allows for the payment of dividends and the repurchase of our capital stock in the amount of $10.0 million plus, if our leverage ratio (as defined in our senior secured credit facility) is below 3.25:1.00, 25% of our excess cash flow (as defined in our senior secured credit facility) for each fiscal year; and (vi) provides for the first excess cash flow payment, as defined by the senior secured credit facility, to commence on our fiscal year that ends on March 30, 2007.

In November 2006, the Company obtained additional commitments from two new lenders which increased the revolving credit facility to $103,000. On December 29, 2006, the Company had $93,899

available under the senior secured credit facility. This amount gives effect to $9,101 in outstanding letters of credit as of December 29, 2006.

As of December 29, 2006, we had $631.9 million of indebtedness, including the senior subordinated notes and excluding interest accrued thereon, of which $339.8 million was secured.

Other Long-Term Liabilities

Other long-term liabilities includes $2.5 million of tenant improvement concessions pertaining to the Company’s lease of one of its facilities. The lease will be amortized over the life of the lease as prescribed by SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” In addition, other long-term liabilities include $3.2 million for future expected payments to employees required by a foreign jurisdiction in the event of unilateral termination.

Off-Balance Sheet Arrangements

As of December 29, 2006, other than the operating leases discussed in note 11 to the condensed consolidated financial statements, we had no off-balance sheet arrangements.

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

Determination of Goodwill and Customer-Related Intangible Assets

In accordance with SFAS No. 141, “Business Combinations,”the 2005 Acquisition was accounted for using the purchase method of accounting. This method requires estimates to determine the fair values of assets and liabilities acquired, including judgments to determine any acquired intangible assets such as customer-related intangibles, internally developed technology and tradename, as well as assessments of the fair value of tangible assets such as property and equipment. Liabilities acquired include reserves for litigation and other contingency reserves established prior to, or at the time of, acquisition and require judgment in ascertaining a reasonable value as well.

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

The value assigned to the 2005 Acquisition goodwill equaled the amount of the purchase price in excess of the sum of the amounts assigned to the identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 29, 2006, we had goodwill of $420.2 million and identifiable intangible assets of $242.7 million.

Goodwill and Intangible Impairment

We review goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We also review goodwill annually, during our fourth quarter, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill be tested, at a minimum, annually for each reporting unit using a two-step process. A reporting unit is an operating segment, as defined in paragraph 10 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or a component of an operating segment. The goodwill impairment test is a two-step process that requires management to make judgments in determining what assumptions to use in the calculation. Management judgments include, but are not limited to, estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as expected growth rates for cash flows and long-term interest rates. The first step of the process consists of estimating the fair value of each of the reporting units based on a discounted cash flow model and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If a potential impairment is identified, the second step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in step one. The impairment charge, if any, would represent the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of its goodwill. A decline in estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations. We completed our impairment analysis of goodwill as of February 24, 2006, noting no indications of impairment for any of our reporting units. During the nine months ended December 29, 2006, we recognized an impairment of approximately $0.6 million associated with a customer-related intangible for a loss of a contract in Saudi Arabia.

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

Accounting for Income Taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. SFAS No. 109, “Accounting for Income Taxes,” provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results together with the Company’s forecasts of future pretax operating results, we believe that net deferred tax assets in the amount of $20.4 million are realizable based on the “more likely than not” standard required for recognition.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal 2007, allowing a one-time transitional cumulative effect adjustment to retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are currently evaluating the impact SAB No. 108 will have on our consolidated financial statements.

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

(b)           Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

On December 4, 2006, a lawsuit was served, and amended on December 29, 2006, on behalf of 1,663 citizens of the Ecuadorian provinces of Esmeraldes and Sucumbios, seeking unspecified monetary damages, against DynCorp International LLC and several of its former affiliates, in the U.S. District Court for the Southern District of Florida. The action alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law, as a consequence of the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. The spraying operations are the same operations which are the subject of the litigation discussed in note 11 to the condensed consolidated financial statements and are conducted under a Department of State contract in cooperation with the Colombian government. The terms of the Department of State contract provide that the Department of State will indemnify DynCorp International LLC against third-party liabilities arising out of the contract, subject to available funding.

On December 29, 2006, a lawsuit was served on behalf of the Providence of Sucumbios in Ecuador, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida. The action alleges violations of Ecuadorian law, international law, and the statutes and common law of Florida, including negligence, trespass, and nuisance, as a consequence of the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. The spraying operations are the same operations which are the subject of the litigation described in the immediately preceding paragraph.   The relevant Department of State contract provides indemnification to DynCorp International LLC against third-party liabilities arising out of the contract, subject to available funding.

On January 30, 2007, the Special Inspector General for Iraq Reconstruction (SIGIR) issued a report on Company contract number S-LMAQM-04-C-0030, Task Order 0338, concerning the Iraqi Police Training Program.  Among other items, the report raises questions about the Company’s work under Task Order 0338 to establish a residential camp in Baghdad to house training personnel.  Specifically, the SIGIR report recommends that the Director, Office of Acquisition Management, U.S. Department of State (“State Department”), seek reimbursement from the Company of $4.2 million paid by the State Department for work that the SIGIR maintains was not contractually authorized.  In addition, the SIGIR report recommends that the State Department request the Defense Contract Audit Agency to review two Company invoices totaling $19.1 million.  In management’s opinion and based on facts currently known, the above described matters raised in the SIGIR report will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

There have been no other material changes in legal proceedings from those provided in Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed the SEC on June 29, 2006.

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

Exhibit Number	Description
3.1	Amendment No. 5 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(A)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

(A)       Previously filed as an exhibit to DynCorp International Inc.’s Form 8-K, filed with the SEC on December 15, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNCORP INTERNATIONAL INC. Date: February 12, 2007
/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer and Duly Authorized Officer)