Form 10-Q
period 2008-07-04
DYNCORP INTERNATIONAL INC.
filed 2008-08-12
CIK 1338916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2008, the registrant had 57,000,000 shares of its Class A common stock, par value $0.01 per share, outstanding.

DYNCORP INTERNATIONAL INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DYNCORP INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	For the Fiscal Quarter Ended
	July 4, 2008	June 29, 2007

Revenue	$716,794	$548,673

Cost of services	(638,389)	(480,089)
Selling, general and administrative expenses	(27,851)	(26,536)
Depreciation and amortization expense	(10,560)	(10,390)

Operating income	39,994	31,658
Interest expense	(14,215)	(14,489)
Earnings from affiliates	1,117	891
Interest income	344	1,250
Other income, net	705	—

Income before income taxes	27,945	19,310
Provision for income taxes	(9,316)	(7,052)

Income before minority interest	18,629	12,258
Minority interest	(649)	—

Net income	$17,980	$12,258

Basic and diluted earnings per share	$0.32	$0.22

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	July 4, 2008	March 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$33,500	$85,379
Restricted cash	6,072	11,308
Accounts receivable, net of allowances of $1,178 and $268, respectively	652,265	513,312
Prepaid expenses and other current assets	133,344	109,027
Deferred income taxes	22,325	17,341

Total current assets	847,506	736,367
Property and equipment, net	17,571	15,442
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	169,158	176,146
Deferred income taxes	12,762	18,168
Other assets, net	16,964	18,088

Total assets	$1,502,459	$1,402,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,096
Accounts payable	166,680	148,787
Accrued payroll and employee costs	129,476	85,186
Other accrued liabilities	144,861	129,240
Income taxes payable	11,489	8,245

Total current liabilities	452,506	374,554

Long-term debt, less current portion	591,614	590,066
Other long-term liabilities	12,993	13,804

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value - 232,000,000 shares authorized; 57,000,000 shares issued and outstanding	570	570
Additional paid-in capital	356,532	357,026
Retained earnings	91,583	73,603
Accumulated other comprehensive loss	(3,339)	(6,914)

Total shareholders’ equity	445,346	424,285

Total liabilities and shareholders’ equity	$1,502,459	$1,402,709

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Fiscal Quarter Ended
	July 4, 2008	June 29, 2007
Cash flows from operating activities
Net income	$17,980	$12,258
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,811	10,569
Amortization of deferred loan costs	821	753
(Recovery) for losses on accounts receivable	—	(955)
Earnings from affiliates	(1,117)	(891)
Deferred income taxes	(1,609)	1,012
Equity-based compensation	(803)	1,205
Minority interest	649	—
Other	(256)	—
Changes in assets and liabilities:
Restricted cash	5,236	(3,591)
Accounts receivable	(138,958)	(32,185)
Prepaid expenses and other current assets	(25,560)	(3,584)
Accounts payable and accrued liabilities	56,382	24,257
Income taxes payable	5,293	(5,285)

Net cash provided by (used in) operating activities	(71,131)	3,563

Cash flows from investing activities
Purchase of property and equipment	(1,208)	(520)
Purchase of computer software	(608)	(753)
Other assets	365	100

Net cash used in investing activities	(1,451)	(1,173)

Cash flows from financing activities
Payments on long-term debt	(1,548)	(35,510)
Borrowings (payments) under other financing arrangements	22,319	(543)
Other financing activities	(68)	—

Net cash provided by (used in) financing activities	20,703	(36,053)

Net decrease in cash and cash equivalents	(51,879)	(33,663)
Cash and cash equivalents, beginning of period	85,379	102,455

Cash and cash equivalents, end of period	$33,500	$68,792

Income taxes paid (net of refunds)	$7,023	$11,224
Interest paid	$10,866	$6,603
Non-cash investing activities	$4,265	$—
See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Accounting Policies
Basis of Presentation
DynCorp International Inc., through its subsidiaries (together, the “Company”), provides specialized mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations, and linguist services. We also provide logistics support for all our services, including those services provided under the recently-awarded LOGCAP IV contract with the U.S. Army. References herein to “DynCorp”, the “Company”, “we”, “our”, or “us” refer to DynCorp International Inc. and its subsidiaries unless otherwise stated or indicated by context. We refer to our subsidiary, DynCorp International LLC and its subsidiaries.
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the related notes thereto included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2008.
The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year (April 3, 2009 for fiscal year 2009 which is a 53 week fiscal year). The fiscal quarter ended July 4, 2008 was a 14-week period from March 29, 2008 to July 4, 2008. The fiscal quarter ended June 29, 2007 was a 13-week period from March 31, 2007 to June 29, 2007.
In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at July 4, 2008 and March 28, 2008, the results of operations for the fiscal quarter ended July 4, 2008 and June 29, 2007, and cash flows for the fiscal quarter ended July 4, 2008 and June 29, 2007, have been included. The results of operations for the fiscal quarter ended July 4, 2008 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.
For purposes of comparability, certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications have no impact on previously reported net income.
Minority Interest
We hold various ownership interests in a number of joint ventures as disclosed in Note 1 to our 2008 Annual Report as filed with the SEC on June 10, 2008. We are required by GAAP to consolidate certain joint ventures for which we do not hold a 100% interest. We record the impact of our joint venture partners’ interests in these consolidated joint ventures as minority interest. Minority interest is presented on the face of the income statement as an increase or reduction in arriving at net income. The presentation of minority interest on the balance sheet is typically located in a mezzanine account between liabilities and equity. As of July 4, 2008 and March 28, 2008, the minority interest balance was recorded as an asset due to cumulative losses incurred. We have included minority interest within prepaid expenses and other current assets as further disclosed in Note 11.

Accounting Policies
There have been no material changes to our significant accounting policies as detailed in Note 1 of our 2008 Annual Report on Form 10-K filed with the SEC on June 10, 2008.
Accounting Developments
Pronouncements Implemented
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial condition and results of operations. See Note 12 for the applicable fair value disclosures.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not impact our consolidated financial condition and results of operations as we did not elect to apply the fair value option to items that have previously been measured at historical cost.
Pronouncements Not Yet Implemented
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”). This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the impact of the statement.
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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect the provisions of SFAS No. 161 to have a material impact on our consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. We do not expect the provisions of SFAS No. 162 to have a material impact on our consolidated financial statements.
Note 2—Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. At July 4, 2008, 338,400 restricted stock units were included in the diluted earnings per share calculation. These restricted stock units may be dilutive and included or anti-dilutive and excluded in future earnings per share calculations as they are liability awards as defined by SFAS 123R. The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share:

	For the Fiscal Quarter Ended
(Amounts in thousands, except per share data)	July 4, 2008	June 29, 2007
Numerator
Net income	$17,980	$12,258

Denominator
Weighted average common shares — basic	57,000	57,000
Weighted average common shares — diluted	57,053	57,000

Basic earnings per share	$0.32	$0.22
Diluted income per share	$0.32	$0.22
Note 3—Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the fiscal quarter ended July 4, 2008 are as follows:

	ISS	LCM	MTSS	Total
	(Dollars in thousands)
Balance as of March 28, 2008	$340,029	$—	$80,151	$420,180
Transfer between reporting segments(1)	(39,935)	39,935	—	—

Balance as of July 4, 2008	$300,094	$39,935	$80,151	$420,180

(1)
Transfer between reporting segments is the result of a reorganization of the Company’s reporting structure within its segments and a related independent fair value analysis of the reporting units within the Company’s reporting segments, in the manner required by SFAS 142.

The following tables provide information about changes relating to intangible assets:

	July 4, 2008
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(129,191)	$161,525
Other	5.3	13,953	(6,320)	7,633

		$304,669	$(135,511)	$169,158

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

	March 28, 2008
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(119,997)	$170,719
Other	4.2	10,887	(5,460)	5,427

		$301,603	$(125,457)	$176,146

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

Amortization expense for customer-related and other intangibles was $10.1 million and $10.0 million for the fiscal quarters ended July 4, 2008 and June 29, 2007, respectively.
The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at July 4, 2008:

Amortization
Expense
(Dollars in
thousands)
Nine month period ended April 3, 2009	$28,313
Estimate for fiscal year 2010	37,327
Estimate for fiscal year 2011	33,010
Estimate for fiscal year 2012	22,505
Estimate for fiscal year 2013	18,988
Thereafter	29,015
Note 4— Accounts Receivable
Accounts Receivable, net consisted of the following:

(Dollars in thousands)	July 4, 2008	March 28, 2008
Billed	$252,347	$193,337
Unbilled	399,918	319,975

Total	$652,265	$513,312

Unbilled receivables at July 4, 2008 and March 28, 2008 include $37.7 million and $52.8 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the fiscal period. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, the majority of which is expected to be billed and collected within one year.

Note 5—Long-Term Debt
Long-term debt consisted of the following:

(Dollars in thousands)	July 4, 2008	March 28, 2008
Term loans	$299,582	$301,130
9.5% Senior subordinated notes	292,032	292,032

	591,614	593,162
Less current portion of long-term debt	—	(3,096)

Total long-term debt	$591,614	$590,066

For a description of our indebtedness, see Note 7, Long-Term Debt, to the consolidated financial statements in our 2008 Annual Report on Form 10-K filed with the SEC on June 10, 2008.
The Company is required, under certain circumstances as defined in its credit agreement, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Such payments are due at the end of the first quarter of the following fiscal year. The Company did not have any such requirements and therefore was not required to make any excess payments on the term loans during the first quarter of fiscal year 2009. The excess cash flow measurement is an annual requirement of the credit agreement and, as a result, the Company cannot estimate with certainty the excess cash flow that will be generated, if any, for the fiscal year ended April 3, 2009.
At July 4, 2008, availability under the revolving credit line for additional borrowings was approximately $96.5 million (which gives effect to approximately $23.5 million of outstanding letters of credit, which reduced the Company’s availability by that amount). The credit agreement requires an unused line fee equal to 0.5% per annum, payable quarterly in arrears, of the unused portion of the revolving credit facility.
We reclassified the current portion of our long-term debt at July 4, 2008 as a result of our debt refinancing which occurred on July 28, 2008 and is further discussed in Note 15.
Note 6—Commitments and Contingencies
Commitments
The Company has operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense amounted to $13.7 million and $15.9 million for the fiscal quarters ended July 4, 2008 and June 29, 2007, respectively.
Contingencies
General Legal Matters
The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny any liability. Related to these matters, the Company has recorded a reserve of approximately $18.8 million. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, it is the opinion of the Company’s management, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long term.
Pending Litigation and Claims
On May 14, 2008 a jury in the Eastern District of Virginia found against the Company in a discrimination case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two State Department contracts. The Company is currently in the process of appealing this ruling and will continue to work with internal and external counsel in seeking an appropriate resolution.

On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Providences of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and the statutes and common law of Florida, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The four lawsuits were consolidated, and based on the Company’s motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. The amended complaint does not demand any specific monetary damages, but, as part of their initial disclosures, the three provincial plaintiffs submitted an expert report from an economist that alleges $555,141,266 in damages. A court decision against the Company could have a material adverse effect on its results of operations and financial condition. The aerial spraying operations were and continue to be managed by the Company under a Department of State (“DoS”) contract in cooperation with the Colombian government. The DoS contract provides indemnification to the Company against third-party liabilities arising out of the contract, subject to available funding.
A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against the Company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and United States treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. The terms of the DoS contract provide that the DoS will indemnify DynCorp International LLC against third-party liabilities arising out of the contract, subject to available funding. The Company is also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and the Company.
On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against DynCorp International LLC and a subsidiary of Computer Sciences Corporation under the False Claims Act and the Florida Whistleblower Statute, alleging that the defendants submitted false claims to the U.S. government under the International Narcotics & Law Enforcement Affairs contract with the DoS. The action, titled U.S. ex rel. Longest v. DynCorp and DynCorp International LLC, was filed in the U.S. District Court for the Middle District of Florida under seal. The case was unsealed in 2005, and the Company learned of its existence on August 15, 2005 when it was served with the complaint. After conducting an investigation of the allegations made by the plaintiff, the U.S. government did not join the action. The complaint does not demand any specific monetary damages; however, a court ruling against the Company in this lawsuit could have a material adverse effect on its operating performance. On May 30, 2008, the parties reached an agreement in principle to resolve the litigation, and subsequently negotiated a settlement agreement and release containing mutually acceptable terms and conditions. The draft settlement agreement also requires and is pending the informal approval of the U.S. Department of Justice (“DOJ”). The Company’s contribution to the settlement is reflected in the Company’s financial statements for the fiscal year ended March 28, 2008 and is not considered by us to be material to our results of operations. On June 6, 2008, the Court entered an order staying the case for sixty days pending finalization and execution of the written settlement agreement. An extension to the stay may be required should DOJ approval not be obtained prior to expiration of the sixty day period.
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
The Defense Contract Management Agency (“DCMA”) formally notified the Company of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. The Company issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the non-compliance, which related to the allocation of corporate general and administrative costs between the Company’s divisions. On August 13, 2007 DCMA notified the Company that additional information would be necessary to justify the proposed solution. The Company issued responses on September 17, 2007 and April 28, 2008 and the matter is pending resolution. In management’s opinion and based on facts currently known, the above described matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Note 7— Income Taxes
The provision for income taxes consists of the following:

	Fiscal Quarter Ended
	July 4,	June 29,
	2008	2007
	(Dollars in thousands)
Current portion:
Federal	$9,589	$5,889
State	807	334
Foreign	2,539	607

	12,935	6,830

Deferred portion:
Federal	(3,496)	183
State	(117)	7
Foreign	(6)	32

	(3,619)	222

Provision for income taxes	$9,316	$7,052

Deferred tax assets and liabilities are reported as:

	July 4,	March 28,
	2008	2008
	(Dollars in thousands)
Current deferred tax assets	$22,325	$17,341
Non-current deferred tax assets	12,762	18,168

Deferred tax assets, net	$35,087	$35,509

As of July 4, 2008 and March 28, 2008, we have $2.8 and $2.7 million, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.2 million for both July 4, 2008 and March 28, 2008.
It is reasonably possible that in the next 12 months the gross amount of unrecognized tax benefits will decrease by $1 million due to settlements with taxing authorities. However, the Company does not expect any material changes to its effective tax rate as a result of such settlements.
The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense in our unaudited Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior periods. The Company has recorded a liability of approximately $0.7 million and $0.6 million for the payment of interest and penalties for the periods ending July 4, 2008 and March 28, 2008, respectively.
The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. We are currently under audit by the Internal Revenue Service for fiscal years 2005 through 2007. In addition, the statute of limitations is open for federal and state examinations for the Company’s fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2004 forward.
For the fiscal quarter ended July 4, 2008 our effective tax rate was 33.3% as compared to 36.5% for the fiscal quarter ended June 29, 2007. The reduction in the effective tax rate was primarily due to the impact of Global Linguist Solutions LLC (“GLS”), which is a consolidated joint venture for financial reporting purposes but is an unconsolidated entity for U.S. income tax purposes.
Note 8— Shareholders’ Equity
Common Stock Repurchase — The Board of Directors (the “Board”) has authorized the Company to repurchase up to $10.0 million of its outstanding common stock. The shares may be repurchased from time to time in open market conditions or through privately negotiated transactions at the Company’s discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations. Shares of stock repurchased under this plan will be held as treasury shares. The share repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The purchases will be funded from available working capital. No shares have been repurchased under this program through July 4, 2008.
Shareholders’ Equity — The following table presents the changes to shareholders’ equity during the quarter ended July 4, 2008:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at March 28, 2008	57,000	$570	$357,026	$73,603	$(6,914)	$424,285

Comprehensive income:
Net income			—	17,980	—	17,980
Interest rate cap			—	—	—	—
Interest rate swap					3,583	3,583
Currency translation adjustment			—	—	(8)	(8)

Comprehensive income			—	17,980	3,575	21,555

Tax benefit associated with equity-based compensation			(13)	—	—	(13)
Equity-based compensation			(481)	—	—	(481)

Balance at July 4, 2008	57,000	$570	$356,532	$91,583	$(3,339)	$445,346

As further described in Note 9, during the first quarter of fiscal year 2009 we incurred a decline in additional paid-in capital due to the reversal of our former Chief Executive Officer’s (“CEO”) stock compensation upon the forfeiture of his Class B equity awards.

Note 9—Equity-Based Compensation
As of July 4, 2008, the Company had provided equity-based compensation through the grant of Class B interests in DIV Holding LLC, the majority holder of the Company’s stock and the grant of Restricted Stock Units (“RSUs”) under the Company’s 2007 Omnibus Incentive Plan (“2007 Plan”). All of the Company’s equity-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment”. Under this method, the Company recorded equity-based compensation expense of $1.2 million for the fiscal quarter ended June 29, 2007. For the fiscal quarter ended July 4, 2008, due to forfeitures as further described below, the Company recorded a net credit of $0.2 million for equity-based compensation.
Class B Equity
During the fiscal quarter our former CEO, Herbert J. Lanese was terminated without cause in accordance with the conditions of his employment agreement which resulted in the forfeiture of the unvested Class B interests in DIV Holding LLC granted to him as an employee. Mr. Lanese was subsequently issued additional Class B interests for his continued service on the Company’s board of directors. In addition to the impact of his Class B interests, his separation also resulted in severance liabilities of approximately $4.1 million recorded in the first fiscal quarter of 2009 which will be paid in installments over the twelve months following the date of his termination.
A summary of Class B activity during the first quarter of fiscal year 2009 is as follows:

	% Interest in	Grant Date
	DIV Holding	Fair Value
Balance March 28, 2008	6.24%	13,248
First Quarter Fiscal Year 2009 Grants	0.20%	867
First Quarter Fiscal Year 2009 Forfeitures	(1.20%)	(2,530)

Balance July 4, 2008	5.24%	$11,585

March 28, 2008 Vested	2.82%	$4,641
First Quarter Fiscal Year 2009 Vesting	0.12%	520

July 4, 2008 Vested	2.94%	$5,161

March 28, 2008 Nonvested	3.42%	$8,607
July 4, 2008 Nonvested	2.30%	$6,424
Assuming each grant outstanding, net of estimated forfeitures, as of July 4, 2008 fully vests, the Company will recognize the related non-cash compensation expense as follows (in thousands):

Nine month period ended April 3, 2009	$1,484
Fiscal year ended April 2, 2010	1,102
Fiscal year ended April 1, 2011 and thereafter	616

Total	$3,202

Restricted Stock Units
During the first quarter of fiscal year 2009, the Company awarded performance-based RSUs to certain key employees (“Participants”). The grants were made pursuant to the terms and conditions of the 2007 Plan and are subject to award agreements between the Company and each Participant.
The performance-based awards granted during the first quarter of fiscal year 2009 are tied to the Company’s financial performance, specifically fiscal year 2011 EBITDA (earnings before interest, taxes, depreciation and amortization) and cliff vest upon achievement of this target. The RSUs have assigned value equivalent to the Company’s common stock and may be settled in cash or shares of the Company’s common stock at the discretion of the Compensation Committee of the Board.
The RSUs have been determined to be liability awards; therefore, the fair value of the RSUs are re-measured at each financial reporting date as long as they remain liability awards. The estimated fair value of all RSUs was approximately $5.6 million, net of estimated forfeitures, based on the closing market price of the Company’s stock on the grant date of each respective award, and was approximately $4.7 million, net of estimated forfeitures, based on the closing market price of the Company’s stock on July 3, 2008 as July 4, 2008, our fiscal quarter close, was a market holiday. No RSUs have vested as of July 4, 2008.

A summary of RSU activity during the first quarter of fiscal year 2009 is as follows:

		Weighted
		Average
	Outstanding	Grant
	Restricted	Date
	Stock Units	Fair Value
Outstanding, March 28, 2008	159,600	$21.49
Units granted	181,800	15.23
Units cancelled	(3,000)	21.19
Units vested	—	—

Outstanding, July 4, 2008	338,400	$18.13
Assuming each grant outstanding as of July 4, 2008, net of estimated forfeitures, fully vests, the Company will recognize the related equity-based compensation expense as follows based on the value of these liability awards as of July 4, 2008 (in thousands):

Nine month period ended April 3, 2009	$1,387
Fiscal year ended April 2, 2010	1,270
Fiscal year ended April 1, 2011 and thereafter	1,182

Total	$3,839

Note 10—Interest Rate Derivatives
At March 28, 2008, our derivative instruments consisted of three interest rate swap agreements, designated as cash flow hedges, that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Expiration Date
April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010
September 2007	$75,000	4.910%	3-month LIBOR	September 2008

*	plus applicable margin (2% at July 4, 2008).
The fair value of the interest rate swap agreements was a liability of $5.7 million at July 4, 2008 of which $2.4 million was considered short term and is expected to be reclassified into earnings within the next 12 months. Unrealized net loss from the changes in fair value of the interest rate swap agreements of $3.6 million, net of tax, for the fiscal quarter ended July 4, 2008 is included in other comprehensive income (loss). As a result of the debt transactions disclosed in Note 15, the interest rate swap with a notional amount of $75.0 million was deemed to be ineffective as of July 4, 2008. There was no material impact on earnings due to hedge ineffectiveness for the fiscal quarter ended July 4, 2008.
Note 11—Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions (dollars in thousands).
Prepaid expense and other current assets — Prepaid expense and other current assets were:

	July 4,	March 28,
	2008	2008
Prepaid expenses	$70,868	$43,205
Inventories	8,820	8,463
Work-in-process	42,339	45,245
Minority interest	2,657	3,306
Other current assets	8,660	8,808

	$133,344	$109,027

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. As of July 4, 2008 and March 28, 2008, the minority interest resulted in a net debit balance due to the accumulated net loss in GLS.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	July 4,	March 28,
	2008	2008
Wages, compensation and other benefits	$100,909	$57,940
Accrued vacation	25,444	24,760
Accrued contributions to employee benefit plans	3,123	2,486

	$129,476	$85,186

Note 12—Fair Value of Financial Assets and Liabilities
Effective March 29, 2008, the Company adopted SFAS No. 157. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its financial statements.
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
As of July 4, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents (including restricted cash) and interest rate derivatives. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. The Company’s interest rate derivatives, as further described in Note 10, consist of interest rate swap contracts. The fair values of the interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at July 4, 2008, were as follows:

Fair Value Measurements at Reporting Date Using
	Book value of	Quoted Prices in
	financial	Active Markets	Significant Other	Significant
	assets/(liabilities)	for Identical	Observable Inputs	Unobservable
(amounts in thousands)	as of July 4, 2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Cash equivalents	$39,572	$39,572	$—	$—

Total assets measured at fair value	$39,572	$39,572	$—	$—

Liabilities
Interest rate derivatives	$5,673	$—	$5,673	$—
Equity-based compensation (1)	823,498	823,498	—	—

Total liabilities measured at fair value	$829,171	$823,498	$5,673	$—

(1)	See description of RSUs accounted for as liability awards in Note 9.
Note 13—Unconsolidated Joint Ventures
Amounts due from our unconsolidated joint ventures totaled $2.8 million and $2.1 million as of July 4, 2008 and March 28, 2008, respectively. Revenue associated with our unconsolidated joint ventures totaled $2.6 million and $0.2 million for the quarter ended July 4, 2008 and June 29, 2007, respectively.
Note 14—Segment Information
On April 1, 2008, the Company announced it would change from reporting financial results on two segments — Government Services (“GS”) and Maintenance and Technical Support Services to reporting three segments, beginning with the first fiscal quarter of 2009. This was accomplished by splitting GS into two distinct reporting segments.
The three segments are as follows:
International Security Services, or ISS segment, which consists of the Law Enforcement and Security, or LES, business unit, the Specialty Aviation and Counter Drug, or SACD, business unit, and Global Linguist Solutions, or GLS.
Logistics and Construction Management, or LCM segment, and is comprised of the Contingency and Logistics Operations, or CLO, business unit and the Operations, Maintenance, and Construction Management, or OMCM, business unit. This segment is also responsible for winning and performing new work on our LOGCAP IV contract.
Maintenance and Technical Support Services, or MTSS segment, added DynMarine Services and DynAustralia, which were previously reported under Government Services.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements. All prior periods presented have been recast to reflect the new segment reporting.

	Fiscal Quarter Ended
	July 4, 2008	June 29, 2007
Revenue
International Security Services	$405,374	$288,720
Logistics and Construction Management	93,462	63,128
Maintenance and Technical Support Services	217,958	196,825

Total revenue	$716,794	$548,673

Operating Income
International Security Services	$25,961	$21,067
Logistics and Construction Management	6,676	4,416
Maintenance and Technical Support Services	7,357	6,175

Total operating income	$39,994	$31,658

Depreciation and amortization
International Security Services	$6,670	$6,563
Logistics and Construction Management	779	648
Maintenance and Technical Support Services	3,111	3,179

Total depreciation and amortization	$10,560	$10,390

	As of
	July 4, 2008	March 28, 2008
Assets
International Security Services	$849,513	$725,775
Logistics and Construction Management	210,355	199,088
Maintenance and Technical Support Services	326,643	336,721
Other/Elimination (1)	115,948	141,125

Total assets	$1,502,459	$1,402,709

(1)	Assets primarily include cash, deferred income taxes, and deferred debt issuance cost.
Note 15—Subsequent Events
On July 14, 2008, the Company announced its intent to sell $125.0 million in aggregate principal amount of additional 9 1/2% senior subordinated notes due 2013 (the “Additional Notes”). On July 28, 2008, the Company issued the Additional Notes in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The Additional Notes were issued under the indenture pertaining to the existing 9.5% senior subordinated notes due 2013.
On July 28, 2008 the Company entered into a secured credit facility (the “Credit Facility”) consisting of a revolving credit facility of $200.0 million (including a letter of credit sub facility of $125.0 million) (the “Revolving Facility”) and a senior secured term loan facility of $200.0 million (the “Term Loan Facility”). The maturity date of the Revolving Facility and the Term Loan Facility is August 15, 2012. The Credit Facility is subject to various financial covenants, including a total leverage ratio, an interest coverage ratio, maximum capital expenditures and certain limitations based upon eligible accounts receivable.
On July 28, 2008, the Company borrowed $200.0 million under the Term Loan Facility at the LIBOR rate plus the applicable margin then in effect to refinance certain existing indebtedness and pay certain transaction costs relating to the Credit Facility, the offering of Additional Notes and the refinancing. No amounts were required or drawn under the Revolving Facility as of July 28, 2008.
On July 31, 2008, the Company sold 50% of its ownership interest in its subsidiary, DynCorp International Free Zone LLC, for approximately $8.2 million. No material changes to our operations are anticipated as a result of this sale.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our in our Annual Report on Form 10-K filed with the SEC on June 10, 2008. References to “DynCorp”, the “Company”, “we”, “our”, or “us” refer to DynCorp International Inc. and its subsidiaries unless otherwise stated or indicated by context.
COMPANY OVERVIEW
We are a provider of specialized mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations, and linguist services. We also provide logistics support for all our services, including those services provided under the recently-awarded LOGCAP IV contract with the U.S. Army. Our current customers include the DoS, the U.S. Army, Air Force, Navy and Marine Corps (collectively, the Department of Defense or “DoD”); commercial customers and foreign governments. As of July 4, 2008, we had approximately 23,700 employees in more than 30 countries. DynCorp International and its predecessors have provided essential services to numerous U.S. government departments and agencies since 1951.
International Security Services
ISS provides various outsourced services primarily to government agencies worldwide. ISS consists of the following operating units:
Law Enforcement and Security — This operating unit provides international policing and police training, judicial support, immigration support and base operations. In addition, it provides security and personal protection for diplomats.
Specialty Aviation and Counter-drug Operations — This operating unit provides services including drug eradication and host nation pilot and crew training.
Global Linguist Solutions — This consolidated joint venture between DynCorp International and McNeil Technologies provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre to the U.S. Army for a wide range of foreign languages.
Logistics and Construction Management
LCM provides technical support services to government agencies and commercial customers worldwide. LCM consists of the following operating units:
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

Maintenance & Technical Support Services
MTSS provides a wide range of technical, engineering, logistics and maintenance support services primarily to government agencies worldwide. Much of our internal management is performed viewing our business by Strategic Business Area (“SBA”). From a management perspective, an SBA does not represent a distinct business within MTSS but is rather an accumulation of contracts and services into a management group for accountability and reporting to segment management. For the fiscal quarter ended July 4, 2008, our SBA’s were as follows:
Contract Logistics Support — Provides worldwide support of U.S. Army, Air Force and Navy fixed wing assets. Aircraft are deployed throughout the U.S., Europe, Asia, South America and the Middle East. Contract Logistics Support (“CLS”) provides flight line and depot level maintenance consisting of scheduled and unscheduled events. Specific functions include repair, overhaul and procurement of components, procurement of consumable materials and transportation of materials to and from the operating sites. In addition, the team is responsible for obsolescence engineering, quality control, inventory management, avionics upgrades and recovery of downed aircraft.
Field Service Operations — Provides worldwide maintenance, modification, repair, and logistics support on aircraft, weapons systems, and related support equipment to the DoD and other U.S. government agencies. Contract Field Teams (“CFT”) is the most significant program in our Field Service Operations SBA. Our Company and its predecessors have provided CFT service for over 55 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce.
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
CURRENT OPERATING CONDITIONS AND OUTLOOK
Over most of the last two decades, the U.S. government has been increasing its reliance on the private sector for a wide range of professional and support services. This increased use of outsourcing by the U.S. government has been driven by a variety of factors, including: lean-government initiatives launched in the 1990s; surges in demand during times of national crisis; the increased complexity of missions conducted by the U.S. military and the DoS; the increased focus of the U.S. military on war-fighting efforts; and the loss of skills within the government caused by workforce reductions and retirements. These factors lead us to believe that the U.S. government’s growing mission and continued human capital challenges have combined to create a new market dynamic, one that is less directly reflective of overall government budgets and more reflective of the ongoing shift of service delivery from the federal workforce to competent, efficient private sector providers.
The outcome of the U.S. presidential election in November 2008 could have an effect on the future DoD budget and the course of government spending on outsourcing. The DoD expects it will preside over a 2008 budget that could soon reach a record $670.0 billion depending on the outcome of recent war supplemental legislation. The DoD’s fiscal 2009 regular request is $515.4 billion, nearly a 74% increase since 2001, and there is a $70.0 billion placeholder ‘allowance’ for war costs, although the Pentagon admits that the allowance would only provide enough money for war costs until January 2009 or so. When all 2009 supplementals are approved, the 2009 DoD budget could top $700.0 billion.
We believe the following industry trends will further increase demand and enable us to more successfully compete for outsourced services in our target markets:
•
The continued transformation of military forces, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot level maintenance;

•	An increase in the level and frequency of overseas deployments and peace-keeping operations for the DoS, DoD and United Nations;
•	Increased maintenance, overhaul and upgrade needs to support aging military platforms;
•	Increased outsourcing by foreign militaries of maintenance, supply support, facilities management and construction management-related services; and
•
The shift from single award to more multiple award indefinite delivery, indefinite quantity (“IDIQ”) contracts, which may offer us an opportunity to increase revenues under these contracts by competing for task orders with the other contract awardees.

CONTRACT TYPES
Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these is described below.
•
Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Fixed-price types received by us include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive.

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

Our historical contract mix by type for the last two fiscal years, as a percentage of revenue, is indicated in the table below.

	Fiscal Quarter Ended
	July 4,	June 29,
	2008	2007
Fixed Price	31%	40%
Time-and-Materials	26%	35%
Cost-Reimbursement	43%	25%

	100%	100%
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
The following table sets forth our approximate contracted backlog as of the dates indicated:

(in millions)	July 4, 2008	March 28, 2008
Funded Backlog	$936	$1,164
Unfunded Backlog	5,619	4,797

Total Backlog	$6,555	$5,961

Total backlog as of July 4, 2008 was $6.6 billion as compared to $6.0 billion as of March 28, 2008, primarily due to the award of the War Reserve Materiel re-compete during the quarter. As of July 4, 2008 and March 28, 2008, total backlog related to GLS was $3.4 billion and $3.5 billion, respectively, and is incorporated in the table above.

ESTIMATED REMAINING CONTRACT VALUE
Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. Future revenue represents management’s estimate of revenue that will be recognized from future task or delivery orders through the end of the term and is based on our experience under such IDIQ contracts and management judgments and estimates as to future performance. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time and material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts. As of July 4, 2008 and March 28, 2008, our estimated remaining contract value was $8.1 billion and $7.5 billion, respectively.
RESULTS OF OPERATIONS — Fiscal Quarter Ended July 4, 2008 and June 29, 2007
The fiscal quarter ended July 4, 2008 was a 14-week period from March 29, 2008 to July 4, 2008. The fiscal quarter ended June 29, 2007 was a 13-week period from March 31, 2007 to June 29, 2007.
Consolidated
The following tables set forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenues:

	Fiscal Quarter Ended
(Dollars in thousands)	July 4, 2008		June 29, 2007
Revenue	$716,794	100.0%	$548,673	100.0%
Cost of services	(638,389)	(89.1%)	(480,089)	(87.5%)
Selling, general and administrative expenses	(27,851)	(3.9%)	(26,536)	(4.8%)
Depreciation and amortization expense	(10,560)	(1.5%)	(10,390)	(1.9%)

Operating income	39,994	5.6%	31,658	5.8%
Interest expense	(14,215)	(2.0%)	(14,489)	(2.6%)
Earnings from affiliates	1,117	0.2%	891	0.2%
Interest income	344	0.0%	1,250	0.2%
Other income, net	705	0.1%	—	0.0%

Income before taxes	27,945	3.9%	19,310	3.5%
Provision for income taxes	(9,316)	(1.3%)	(7,052)	(1.3%)

Income before minority interest	18,629	2.6%	12,258	2.2%
Minority interest	(649)	(0.1%)	—	0.0%

Net income	$17,980	2.5%	$12,258	2.2%

Revenues — Revenues for the fiscal quarter ended July 4, 2008 increased by $168.1 million, or 30.6%, as compared with the fiscal quarter ended June 29, 2007. The increase, as more fully described in the results by segment, is primarily due to growth from new contracts such as the Intelligence and Security Command (“INSCOM”) contract during the first fiscal quarter.
Cost of services — Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services for the fiscal quarter ended July 4, 2008 increased by $158.3 million, or 33.0%, compared with the fiscal quarter ended June 29, 2007 and was primarily a result of revenue growth. As a percentage of revenue, costs of services increased to 89.1% for the fiscal quarter ended July 4, 2008 from 87.5% for the fiscal quarter ended June 29, 2007 as a result of unrecognized award fees in ISS and MTSS and a shift from fixed price to cost reimbursable type contracts as compared to the same period in the prior fiscal year.
Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A was impacted by growth in our underlying business, various initiatives to improve organizational capability, compliance, systems improvements and severance costs. SG&A for the fiscal quarter ended July 4, 2008 increased $1.3 million, or 5.0%, compared with the fiscal quarter ended June 29, 2007. SG&A as a percentage of revenue decreased to 3.9% for the fiscal quarter ended July 4, 2008 compared to 4.8% for the fiscal quarter ended June 29, 2007 and was a result primarily of expense controls implemented during the fiscal quarter offset by severance cost related to our former CEO.

Depreciation and amortization — Depreciation and amortization for the fiscal quarter ended July 4, 2008 increased $0.2 million, or 1.6%, as compared with the fiscal quarter ended June 29, 2007. The increase was primarily attributed to increased property and equipment balances driven by the Company’s growth as compared to the comparative period in the prior fiscal year.
Interest expense — Interest expense for the fiscal quarter ended July 4, 2008 decreased by $0.3 million, or 1.9%, as compared with the fiscal quarter ended June 29, 2007. The interest expense incurred relates to our credit facility, senior subordinated notes and amortization of deferred financing fees. The decrease in interest expense is primarily due to a lower average outstanding debt balance.
Income tax expense - Our effective tax rate of 33.3% for the fiscal quarter ended July 4, 2008 decreased from 36.5% for the fiscal quarter ended June 29, 2007. Our effective tax rate was impacted by the tax treatment of our GLS joint venture which is not consolidated for tax purposes but is instead taxed as a partnership under the Internal Revenue Code.
Results by Segment
The following table sets forth the revenues and operating income for our ISS, LCM and MTSS operating segments, both in dollars and as a percentage of our consolidated revenues for segment revenue and as a percentage of our consolidated operating income for segment specific operating income, for the fiscal quarter ended July 4, 2008 as compared to the fiscal quarter ended June 29, 2007.

	For the Fiscal Quarter Ended
(Dollars in thousands)	July 4, 2008		June 29, 2007
Revenues
International Security Services	$405,374	56.6%	$288,720	52.6%
Logistics and Construction Management	93,462	13.0%	63,128	11.5%
Maintenance and Technical Support Services	217,958	30.4%	196,825	35.9%

Consolidated	$716,794	100.0%	$548,673	100.0%

Operating Income
International Security Services	$25,961	64.9%	$21,067	66.6%
Logistics and Construction Management	6,676	16.7%	4,416	13.9%
Maintenance and Technical Support Services	7,357	18.4%	6,175	19.5%

Consolidated	$39,994	100.0%	$31,658	100.0%

International Security Services
Revenues — Revenue for the fiscal quarter ended July 4, 2008 increased $116.7 million, or 40.4%, as compared with the fiscal quarter ended June 29, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Revenue decreased $10.1 million, or 5.5%, primarily due to decreases in our securities services in Afghanistan and Iraq offset by increases in Palestine, Liberia and Qatar. Revenue from our civilian police services in Afghanistan and Iraq decreased $8.5 million and $13.9 million, respectively. The decline in Afghanistan was due to our construction of a camp facility which was completed in August 2007. In Iraq, revenues were lower due to the transition of our operations from leased facilities to customer furnished facilities in May 2007. We also experienced a decline of $1.2 million in our personal protective services due to change in personnel levels. Through new contracts we provided civilian police and security services in Palestine, Liberia and Haiti during the first quarter which contributed $8.7 million, $2.0 million and $0.9 million, respectively, in increased revenue for the period. Our personal protective services and security guard services in Qatar also increased which accounted for $1.9 million in increased revenue.

Specialty Aviation and Counter-drug Operations: Revenue increased $9.9 million, or 9.8%, primarily due to new contracts associated with security and drug eradication training in Afghanistan.
Global Linguist Solutions: Revenue was $118.4 million for the INSCOM contract through our GLS joint venture which began in our fiscal 2008 fourth quarter. We are anticipating revenue to continue to increase throughout the year as new task orders continue to be issued under this contract.
Operating Income — Operating income for the fiscal quarter ended July 4, 2008 increased $4.9 million, or 23.2%, as compared with the fiscal quarter ended June 29, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Operating income decreased $5.1 million, or 17.4%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, primarily due to decreased revenue from our services combined with reduced overall margins driven by a shift in our civilian police contracts from fixed price to cost reimbursable type contracts.
Specialty Aviation and Counter-drug Operations: Operating income increased $3.9 million, or 60.1%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, primarily due to increased revenue in addition to higher margins on several new security and drug eradication training contracts in Afghanistan.
Global Linguist Solutions: Operating income was $1.8 million for GLS in our first fiscal 2009 quarter which represented a $2.4 million increase from the fiscal quarter ended June 29, 2007. We expect an increase in operating income from award fees which we anticipate we will earn in the future.
General SG&A Factors: We incurred an increase of $3.7 million in operating income for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, due to declines in SG&A expenses. The declines were primarily a result of higher proposal costs in the prior year associated with the INSCOM contract.
Logistics and Construction Management
Revenues — Revenues for the fiscal quarter ended July 4, 2008 increased $30.3 million, or 48.1%, as compared with the fiscal quarter ended June 29, 2007. The increase primarily resulted from the following:
Contingency and Logistics Operations: Revenue increased by $1.2 million, or 4.2%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, primarily due to operations and peacekeeping services offered in new regions such as the Philippines and Somalia.
Operations Maintenance and Construction Management: Revenue increased $29.0 million, or 80.9%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, due to the ramp-up in various construction projects in regions including Africa and Afghanistan. We continue to strategically focus on our construction services by capitalizing on our construction expertise and our global resources in these regions. Continued growth is expected in our construction services through the pursuit of new contracts and the ramp-up of projects in their early stages as of the first fiscal quarter.
Operating Incomes — Operating income for the fiscal quarter ended July 4, 2008 increased $2.3 million, or 51.2%, as compared with the fiscal quarter ended June 29, 2007. The increase primarily resulted from the following:
Contingency and Logistics Operations: Operating income decreased by $1.7 million, or 63.8% for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007. Although revenue increased in this SBU, the increase was in zero margin projects. Contracts that contribute positively to operating margin experienced a net decline in revenue during the fiscal quarter thus resulting in an overall decline in operating income. It is anticipated that the zero margin projects will contribute positively in the future once we have sufficient basis to recognize revenue associated with award fees connected to these contracts in accordance with our policy.
Operations Maintenance and Construction Management: Operating income increased by $3.4 million, or 131.1%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, due to higher revenue associated with several fixed price construction projects.

Maintenance & Technical Support Services
Revenues — Revenues for the fiscal quarter ended July 4, 2008 increased $21.1 million, or 10.7%, as compared with the fiscal quarter ended June 29, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Revenue increased $4.3 million, or 7.7%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, primarily due to higher deliveries of engines and other support equipment than in the comparable prior year fiscal quarter associated with our Life Cycle Contractor Support (“LCCS”) programs.
Field Service Operations: Revenue increased $4.3 million, or 4.8%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, primarily due to a new contract for logistics services at Fort Campbell which started in May 2008.
Aviation & Maintenance Services: Revenue increased $13.2 million, or 26.3%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, primarily due to increased work associated with mine resistant and ambush protected (“MRAP”) vehicles, and increased revenue associated with our General Maintenance Corps contract. The increases were offset by a decline in our marine services and a decrease in threat management systems work.
Operating Income — Operating income for the fiscal quarter ended July 4, 2008 increased $1.2 million, or 19.1%, as compared with the fiscal quarter ended June 29, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Operating income for the fiscal quarter ended July 4, 2008 increased $0.2 million from a $0.2 million operating loss in the fiscal quarter ended June 29, 2007. The improved results were due to an increase in revenue and better cost management in several key programs.
Field Service Operations: Operating income decreased $0.1 million, or 1.9%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, primarily due to higher cost of services in our contract field teams services offset by slightly higher revenues overall.
Aviation & Maintenance Services: Operating income increased $3.9 million, or 120.0%, for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, primarily due to increased revenue in key high-margin service areas such as our MRAP program.
General SG&A Factors: We incurred a decrease of $2.8 million for the fiscal quarter ended July 4, 2008, as compared to the fiscal quarter ended June 29, 2007, in operating income due to segment specific SG&A costs associated with business development and compliance costs in addition to SG&A cost increases on several fixed price contracts that outpaced revenue growth. Additionally, a portion of the segment’s revenue growth was from zero margin contract components which did not contribute to the segment’s operating income.
LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operations and borrowings available under our credit facility are our primary sources of short-term liquidity. Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our credit facility will be adequate to meet our liquidity needs for the foreseeable future. While we have taken action to enhance our liquidity through our new Credit Facility and Additional Notes as described in Note 15, we cannot be assured that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to repay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs.

Cash Flow Analysis

	Fiscal Quarter Ended
(Dollars in thousands)	July 4, 2008	June 29, 2007
Net Cash provided by (used in) operating activities	$(71,131)	$3,563
Net Cash used in investing activities	(1,451)	(1,173)
Net Cash provided by (used in) financing activities	20,703	(36,053)
Cash used in operating activities for the fiscal quarter ended July 4, 2008 was $71.1 million, as compared to $3.6 million of cash provided in the fiscal quarter ended June 29, 2007. Our cash usage was due primarily to increases in working capital primarily due to the ramp-up of the INSCOM contract. Accounts receivable, the largest component of our working capital increase, was $652.3 million as of July 4, 2008, up from $513.3 million as of March 28, 2008, of which approximately half of the increase was the result of revenue growth with the remaining increase resulting from an increase in Days Sales Outstanding (“DSO”). DSO increased to 82 days as of July 4, 2008 from 73 days as of March 28, 2008. The increase in DSO was primarily due to the timing of collections from the Department of State.
Cash used in investing activities was $1.5 million for the fiscal quarter ended July 4, 2008 as compared to $1.2 million for the fiscal quarter ended June 29, 2007. The cash used was primarily for computer software upgrades and property and equipment additions.
Cash provided by financing activities was $20.7 million for the fiscal quarter ended July 4, 2008, as compared to cash used of $36.1 million for the fiscal quarter ended June 29, 2007. The cash provided by financing activities during the fiscal quarter ended July 4, 2008 is primarily due to borrowings under our financed insurance contracts of $22.3 million offset by payments on long-term debt of $1.5 million.
Financing
As of July 4, 2008, no balance was outstanding under our revolving credit facility and $299.6 million was outstanding under the term loan portion of our credit facility. Our available borrowing capacity under the revolving credit facility totaled $96.5 million at July 4, 2008, which gives effect to $23.5 million of outstanding letters of credit. The weighted-average interest rate at July 4, 2008 for our borrowings under the credit facility was 6.9%.
We are required, under certain circumstances as defined in our credit agreement, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Such payments are due at the end of the first quarter of the following fiscal year. We did not have any such requirements and therefore were not required to make any excess payments on the term loans during the first quarter of fiscal 2009. The excess cash flow measurement is an annual requirement of the credit agreement and, as a result, we cannot estimate with certainty the excess cash flow that will be generated, if any, for the fiscal year ended April 3, 2009.
As of July 4, 2008, $292.0 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature February 2013. Interest accrues on our senior subordinated notes and is payable semi-annually.
We have entered into interest rate swap agreements to hedge our exposure to interest rate increases related to our credit facility. These agreements are more fully described in Note 10 to our condensed consolidated financial statements, included in this Quarterly Report.
On July 28, 2008 we entered into a secured credit facility (the “Credit Facility”) consisting of a revolving credit facility of $200 million (including a letter of credit sub facility of $125 million) (the “Revolving Facility”) and a senior secured term loan facility of $200 million (the “Term Loan Facility”). The maturity date of the Revolving Facility and the Term Loan Facility is August 15, 2012. We also borrowed $200 million under the Term Loan Facility at the LIBOR rate plus the applicable margin then in effect to refinance certain existing indebtedness and pay certain transaction costs relating to the Credit Facility, the offering of Additional Notes, discussed below, and the refinancing. No amounts were required or drawn under the Revolving Facility as of July 28, 2008. The Credit Facility is subject to various financial covenants, including a total leverage ratio, an interest coverage ratio, maximum capital expenditures and certain limitations based upon eligible accounts receivable.

On July 28, 2008, we issued $125 million in aggregate principal amount of 9.5% senior subordinated notes due 2013 (the “Additional Notes”) in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The Additional Notes were issued under the indenture pertaining to our existing 9.5% senior subordinated notes due 2013.
While our new Credit Facility and Additional Notes will provide us additional liquidity through incremental debt capacity, we anticipate that as a result of our new financing we will incur additional costs associated with the write-off of deferred financing costs and additional interest costs associated with more debt availability combined with higher interest rates.
Debt Covenants and Other Matters
Our credit facility in place as of July 4, 2008 contained various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets; incur additional indebtedness; prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We had no areas of noncompliance with our various financial and non-financial covenants at July 4, 2008.
OFF BALANCE SHEET ARRANGEMENTS
The Company’s off-balance sheet arrangements relate to operating lease obligations and letters of credit, which are excluded from the balance sheet in accordance with GAAP. The Company’s letters of credit and lease obligations are described in Notes 5 and 6, respectively, in the notes to our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2008 Annual Report on Form 10-K for the fiscal year ended March 28, 2008, filed with the SEC on June 10, 2008. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.
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
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements provide a meaningful and fair perspective of our consolidated financial condition and results of operations.
ACCOUNTING DEVELOPMENTS
We have presented the information about accounting pronouncements not yet implemented in Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog, estimated remaining contract values and estimated total contract values are other examples of forward looking statements. The Company cautions that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; government policies and the outcome of political elections; termination of key U.S. government contracts; changes in the demand for services that the Company provides; pursuit of new commercial business and foreign government opportunities; activities of competitors; bid protests; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the U.S.; acts of war or terrorist activities; variations in performance of financial markets; the inherent difficulties of estimating future contract revenues; anticipated revenues from indefinite delivery, indefinite quantity contracts; expected percentages of future revenues represented by fixed-price and time-and-materials contracts; and statements covering our business strategy, those described in “Risk Factors” and other risks detailed from time to time in the Company’s reports filed with the SEC. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. The Company assumes no obligation to update the forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008, filed with the SEC on June 10, 2008.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that have occurred during the fiscal quarter ended July 4, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL MATTERS
Information related to various commitments and contingencies is described in Note 6 to the condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008, filed with the SEC on June 10, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit
Number		Description
10.1		Supplemental Indenture, dated as of July 14, 2008, among DynCorp International LLC, DIV Capital Corporation, the Guarantors named therein and The Bank of New York Mellon.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNCORP INTERNATIONAL INC. Date: August 12, 2008
/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President and Chief Financial Officer