Form 10-Q
period 2008-10-03
DYNCORP INTERNATIONAL INC.
filed 2008-11-12
CIK 1338916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2008
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
(571) 722-0210
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2008, the registrant had 57,000,000 shares of its Class A common stock, par value $0.01 per share, outstanding.

DYNCORP INTERNATIONAL INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DYNCORP INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	For the Three Months Ended
	October 3, 2008	September 28, 2007

Revenue	$779,151	$495,109

Cost of services	(696,519)	(425,633)
Selling, general and administrative expenses	(25,994)	(24,928)
Depreciation and amortization expense	(10,005)	(10,601)

Operating income	46,633	33,947
Interest expense	(14,905)	(13,705)
Loss on early extinguishment of debt	(4,443)	—
Earnings from affiliates	1,523	1,176
Interest income	677	430
Other income, net	960	—

Income before income taxes	30,445	21,848
Provision for income taxes	(9,131)	(7,895)

Income before minority interest	21,314	13,953
Minority interest	(8,443)	—

Net income	$12,871	$13,953

Basic and diluted earnings per share	$0.23	$0.24

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	For the Six Months Ended
	October 3, 2008	September 28, 2007

Revenue	$1,495,945	$1,043,782

Cost of services	(1,334,908)	(905,721)
Selling, general and administrative expenses	(53,845)	(51,463)
Depreciation and amortization expense	(20,565)	(20,991)

Operating income	86,627	65,607
Interest expense	(29,120)	(28,195)
Loss on early extinguishment of debt	(4,443)	—
Earnings from affiliates	2,640	2,067
Interest income	1,021	1,680
Other income, net	1,665	—

Income before income taxes	58,390	41,159
Provision for income taxes	(18,447)	(14,948)

Income before minority interest	39,943	26,211
Minority interest	(9,092)	—

Net income	$30,851	$26,211

Basic and diluted earnings per share	$0.54	$0.46

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	October 3, 2008	March 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$132,779	$85,379
Restricted cash	20,550	11,308
Accounts receivable, net of allowances of $592 and $268, respectively	577,589	513,312
Prepaid expenses and other current assets	132,720	109,027
Deferred income taxes	28,254	17,341

Total current assets	891,892	736,367
Property and equipment, net	17,866	15,442
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	160,226	176,146
Deferred income taxes	11,367	18,168
Other assets, net	28,868	18,088

Total assets	$1,548,717	$1,402,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,096
Accounts payable	158,436	148,787
Accrued payroll and employee costs	135,305	85,186
Other accrued liabilities	141,084	129,240
Income taxes payable	11,443	8,245

Total current liabilities	446,268	374,554

Long-term debt, less current portion	615,835	590,066
Other long-term liabilities	14,125	13,804

Commitments and contingencies

Minority interest	5,786	—

Shareholders’ equity:
Common stock, $0.01 par value - 232,000,000 shares authorized; 57,000,000 shares issued and outstanding	570	570
Additional paid-in capital	365,413	357,026
Retained earnings	104,454	73,603
Accumulated other comprehensive loss	(3,734)	(6,914)

Total shareholders’ equity	466,703	424,285

Total liabilities and shareholders’ equity	$1,548,717	$1,402,709

See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Six Months Ended
	October 3, 2008	September 28, 2007

Cash flows from operating activities
Net income	$30,851	$26,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,087	21,632
Amortization of deferred loan costs	1,723	1,507
(Recovery) for losses on accounts receivable	(173)	(1,066)
Earnings from affiliates	(1,255)	(511)
Deferred income taxes	(4,112)	(1,957)
Equity-based compensation	1,225	2,263
Minority interest	9,092	—
Loss on early extinguishment of debt	4,443	—
Other	(304)	116
Changes in assets and liabilities:
Restricted cash (see Note 1)	7,326	2,597
Accounts receivable	(64,104)	6,062
Prepaid expenses and other current assets	(26,070)	(9,227)
Accounts payable and accrued liabilities	54,096	7,671
Income taxes payable	4,128	(5,388)

Net cash provided by operating activities	37,953	49,910

Cash flows from investing activities
Purchase of property and equipment	(2,303)	(2,114)
Purchase of computer software	(1,212)	(1,264)
Change in cash restricted as collateral on letters of credit (see Note 1)	(16,568)	—
Other assets	365	158

Net cash used in investing activities	(19,718)	(3,220)

Cash flows from financing activities
Borrowings under debt agreements (see Note 5)	323,751	—
Repayments on debt agreements (see Note 5)	(301,129)	(36,285)
Net borrowings (payments) under other financing arrangements	16,158	(2,860)
Payments of deferred financing cost	(9,645)	—
Other net financing activities	30	62

Net cash provided by (used in) financing activities	29,165	(39,083)

Net increase in cash and cash equivalents	47,400	7,607
Cash and cash equivalents, beginning of period	85,379	102,455

Cash and cash equivalents, end of period	$132,779	$110,062

Income taxes paid (net of refunds)	$18,965	$21,297
Interest paid	$30,054	$27,234
Non-cash purchase of property, equipment and computer software	$2,458	—
Non-cash sale of DIFZ including related financing (see Note 8)	$8,264	$—
See notes to condensed consolidated financial statements.

DYNCORP INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Accounting Policies
Basis of Presentation
DynCorp International Inc., through its subsidiaries, is a leading provider of specialized mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations and linguist services. We also provide logistics support for all our services. References herein to “DynCorp International”, the “Company”, “we”, “our”, or “us” refer to DynCorp International Inc. and its subsidiaries unless otherwise stated or indicated by the context.
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
The Company reports its results on a 52/53-week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year (April 3, 2009 for fiscal year 2009 which is a 53-week fiscal year). The six-month fiscal period ended October 3, 2008 was a 27-week period from March 29, 2008 to October 3, 2008. The six-month fiscal period ended September 28, 2007 was a 26-week period from March 31, 2007 to September 28, 2007.
In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at October 3, 2008 and March 28, 2008, the results of operations for the three and six months ended October 3, 2008 and September 28, 2007, and cash flows for the six months ended October 3, 2008 and September 28, 2007, have been included and are of a normal and recurring nature. The results of operations for the three and six months ended October 3, 2008 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.
For purposes of comparability, certain prior year, specifically our segment report structure as further discussed in Note 14, amounts have been reclassified to conform to the current year presentation. Such reclassifications have no impact on previously reported net income.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies and is not the primary beneficiary as defined in Financial Accounting Standards Board (the “FASB”) Interpretation No. 46R (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”). The Company has no investments in business entities of less than 20%.

The following table sets forth the Company’s ownership in joint ventures and companies that are not consolidated into the Company’s financial statements as of October 3, 2008, and are accounted for by the equity method. Economic rights are indicated by the ownership percentages listed below.

DynEgypt LLC	50.0%
Dyn Puerto Rico Corporation	49.9%
Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
DCP Contingency Services LLC	40.0%
On July 31, 2008, the Company sold 50% of its ownership interest in its previously wholly owned subsidiary, DynCorp International Free Zone LLC (“DIFZ”), for approximately $8.2 million. DIFZ was previously a wholly owned subsidiary and therefore consolidated into the Company’s financial statements. No gain has been recognized on the sale as of October 3, 2008 as the Company completely financed the transaction by issuing three notes receivable to the purchaser. As a result, the sale was accounted for as a capital transaction reflected in additional paid in capital (“APIC”). Repayment of the notes to the Company is to be made through a single cash payment of $500,000 with the remainder to be repaid through the purchaser’s portion of DIFZ quarterly dividends. The sale price is contingent upon a revaluation based on actual DIFZ results through January 31, 2009, with any adjustments to the purchase price to be reflected by an increase or decrease in the notes. Additionally, the interest component of the three notes receivable held by the Company will also increase APIC due to the structure of this transaction and will not impact the Company’s consolidated statements of income. After the transaction, it was determined that the Company was the primary beneficiary as defined in FIN No. 46R.
The following table sets forth the Company’s ownership in joint ventures that are consolidated into the Company’s financial statements as of October 3, 2008. For the entities list below, the Company is the primary beneficiary as defined in FIN No. 46R.

Global Linguist Solutions LLC	51.0%
DynCorp International Free Zone LLC	50.0%
Minority Interest
We record the impact of our joint venture partners’ interests in consolidated joint ventures as minority interest. Minority interest is presented on the face of the income statement as an increase or reduction in arriving at net income. The presentation of minority interest on the balance sheet is typically located in a mezzanine account between liabilities and equity. As of March 28, 2008, the minority interest balance related to Global Linguist Solutions LLC (“GLS”) was recorded as an asset within prepaid expenses and other current assets, due to cumulative losses incurred. As of October 3, 2008, all minority interest, including minority interest related to DIFZ, were recorded as mezzanine equity.
Restricted Cash
Restricted cash represents cash restricted by certain contracts in which advance payments are not available for use except to pay specified costs and vendors for work performed on the specific contract and cash restricted as collateral as required by our letters of credit. Changes in restricted cash related to our contracts are included as operating activities whereas changes in restricted cash for funds invested as collateral are included as investing activities in the consolidated statements of cash flows.

The following table reconciles our restricted cash to the cash flow statement:

	As of		Cash provided
(Amounts in thousands)	March 28, 2008	October 3, 2008	by/(used in)

Type of restricted cash
Contract related	$11,308	$3,982	$7,326
Required as collateral	—	16,568	(16,568)

Total	$11,308	$20,550	$(9,242)

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
Pronouncements Not Yet Implemented
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”). This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141R would also apply the provisions of SFAS No. 141R.

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
Note 2—Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. As of October 3, 2008, the only common stock equivalent was restricted stock units. These restricted stock units may be dilutive and included or anti-dilutive and excluded in future earnings per share calculations as they are liability awards as defined by SFAS 123R. The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands, except per share data)	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
Numerator
Net income	$12,871	$13,953	$30,851	$26,211

Denominator
Weighted average common shares — basic	57,000	57,000	57,000	57,000
Weighted average effect of dilutive securities:
Restricted stock units	61	—	40	—

Weighted average common shares — diluted	57,061	57,000	57,040	57,000

Basic earnings per share	$0.23	$0.24	$0.54	$0.46
Diluted income per share	$0.23	$0.24	$0.54	$0.46

Note 3—Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended October 3, 2008 are as follows:

(Amounts in thousands)	ISS(1)	LCM	MTSS	Total
Balance as of March 28, 2008	$340,029	$—	$80,151	$420,180
Transfer between reporting segments(2)	(39,935)	39,935	—	—

Balance as of October 3, 2008	$300,094	$39,935	$80,151	$420,180

(1)
Balance as of March 28, 2008 represents the goodwill balance of the Government Services (“GS”) segment. International Security Services (“ISS”) and Logistics and Construction Management (“LCM”) did not exist as reportable segments at that date. On April 1, 2008, the Company announced it would change from reporting financial results of two segments, GS and Maintenance and Technical Support Services (“MTSS”), to reporting three segments, beginning with the first fiscal quarter of 2009. This was accomplished by splitting GS into two distinct reporting segments, ISS and LCM.

(2)
Transfer between reporting segments as described further in Note 14, is the result of a reorganization of the Company’s reporting structure within its segments and a contemporaneous independent fair value analysis of the reporting units within the Company’s reporting segments, in the manner required by SFAS 142.

The following tables provide information about changes relating to intangible assets:

	October 3, 2008
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(137,842)	$152,874
Other	5.2	14,557	(7,205)	7,352

		$305,273	$(145,047)	$160,226

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

	March 28, 2008
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(119,997)	$170,719
Other	4.2	10,887	(5,460)	5,427

		$301,603	$(125,457)	$176,146

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

Amortization expense for customer-related and other intangibles was $9.5 million and $10.0 million for the three months ended October 3, 2008 and September 28, 2007, respectively, and $19.6 million and $20.0 million for the six months ended October 3, 2008 and September 28, 2007, respectively.
The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at October 3, 2008:

Amortization
(Amounts in thousands)	Expense
Six month period ended April 3, 2009	$18,973
Estimate for fiscal year 2010	37,466
Estimate for fiscal year 2011	33,173
Estimate for fiscal year 2012	22,587
Estimate for fiscal year 2013	19,010
Thereafter	29,017
Note 4— Accounts Receivable
Accounts Receivable, net consisted of the following:

(Amounts in thousands)	October 3, 2008	March 28, 2008
Billed	$214,816	$193,337
Unbilled	362,773	319,975

Total	$577,589	$513,312

Unbilled receivables at October 3, 2008 and March 28, 2008 include $37.0 million and $52.8 million, respectively, related to costs incurred on projects for which the Company has been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the fiscal period. These amounts include $5.3 million related to contract claims at October 3, 2008 and March 28, 2008. The balance of unbilled receivables consists of costs and fees billable on contract completion or other specified events, substantially all of which is expected to be billed and collected within one year.
Note 5—Long-Term Debt
Long-term debt consisted of the following:

(Amounts in thousands)	October 3, 2008	March 28, 2008
Term loans	$200,000	$301,130
9.5% Senior subordinated notes(1)	415,835	292,032

	615,835	593,162
Less current portion of long-term debt	—	(3,096)

Total long-term debt	$615,835	$590,066

(1)	Senior subordinated notes are net of a $1.2 million unamortized discount as of October 3, 2008. There was no unamortized discount as of March 28, 2008.
Future maturities of long-term debt for the six months ending April 3, 2009 and each of the fiscal years subsequent to April 3, 2009 were as follows:

(Amounts in thousands)
Six months ending April 3, 2009	$—
2010	16,875
2011	50,625
2012	55,000
2013	493,335
Thereafter	—

Total long-term debt (including current portion)	$615,835

Senior Secured Credit Facility
On July 28, 2008 the Company entered into a senior secured credit facility (the “Credit Facility”) consisting of a revolving credit facility of $200.0 million (including a letter of credit sub facility of $125.0 million) (the “Revolving Facility”) and a senior secured term loan facility of $200.0 million (the “Term Loan Facility”). The maturity date of the Revolving Facility and the Term Loan Facility is August 15, 2012. Quarterly principal payments will begin on September 22, 2009 and end on the maturity date of August 15, 2012. This first $5.6 million scheduled Term Loan Facility payment on September 22, 2009, is considered long term since the Company has the intent and ability to make a revolver borrowing equal to or greater than this first quarterly payment in order to maintain hedge accounting on the full $200.0 million through May 22, 2010, as disclosed in Note 10. The Credit Facility is subject to various financial covenants, including a total leverage ratio, an interest coverage ratio, maximum capital expenditures and certain limitations based upon eligible accounts receivable. Borrowings under the Credit Facility are secured by substantially all the assets of the Company and the capital stock of its subsidiaries.
On July 28, 2008, the Company borrowed $200.0 million under the Term Loan Facility at the applicable 3-month LIBOR (“London Interbank Offered Rate”) plus the applicable margin then in effect to refinance certain existing indebtedness and pay certain transaction costs related to the Credit Facility and the offering of additional senior subordinated notes, as described below. The applicable margin for LIBOR as of October 3, 2008 was 2.75% per annum, resulting in an effective interest rate under the Term Loan Facility of 5.96% per annum. This rate is fully hedged through the Company’s swap agreements as disclosed in Note 10.
Borrowings under the Revolving Facility bear interest at a rate per annum equal to either the Alternate Base Rate plus an applicable margin determined by reference to the leverage ratio, as set forth in the Credit Facility (“Applicable Margin”) or LIBOR plus the Applicable Margin. As of both October 3, 2008 and March 28, 2008, the Company had no outstanding borrowings under the Revolving Facility.
Our available borrowing capacity under the Revolving Facility totaled $187.6 million at October 3, 2008, which gives effect to $12.4 million of outstanding letters of credit under the letter of credit sub facility. With respect to each letter of credit, a quarterly commission in an amount equal to the face amount of such letter of credit multiplied by the Applicable Margin and a nominal fronting fee are required to be paid. The combined rate as of October 3, 2008 was 2.875%.
As of October 3, 2008, the Company also had $15.7 million of letters of credit outstanding that were not part of the Revolving Facility. These letters of credit are collateralized by $16.6 million of restricted cash, which is recorded as such in the Company’s consolidated balance sheet as of October 3, 2008.
The Company is required, under certain circumstances as defined in the Credit Facility, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the Term Loan Facility in the year after the excess cash flow is generated. As of October 3, 2008, the Company cannot reasonably predict if excess cash flows will exist at fiscal year end.
On July 28, 2008, upon entering in to the Credit Facility, the Company’s pre-existing Senior Secured Credit Facility was extinguished. Deferred financing fees totaling $4.4 million were expensed in the current reporting period. Deferred financing fees associated with the Credit Facility totaling $5.0 million were recorded in other assets on the Company’s consolidated balance sheet.

9.5% Senior Subordinated Notes
In February 2005, the Company completed an offering of $320.0 million in aggregate principal amount of its 9.5% senior subordinated notes due 2013. Interest is payable semi-annually on February 15 and August 15 of each year. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to our 2005 formation as an independent company from Computer Science Corporation. The senior subordinated notes are general unsecured obligations of the Company’s subsidiary, DynCorp International LLC, and certain guarantor subsidiaries of DynCorp International LLC.
In July 2008, the Company completed an offering in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $125.0 million in aggregate principal amount of additional 9.5% senior subordinated notes under the same indenture as the senior subordinated notes issued in February 2005. Net proceeds from the additional offering of senior subordinated notes were used to refinance the then existing Senior Secured Credit Facility, to pay related fees and expenses and for general corporate purposes. The additional senior subordinated notes mature on February 15, 2013. The additional senior subordinated notes were issued at approximately a 1.0% discount totaling $1.2 million. Deferred financing fees associated with this offering totaled $4.6 million.
Prior to February 15, 2009, the Company may redeem the senior subordinated notes, in whole or in part, at a price equal to 100% of the principal amount of the senior subordinated notes plus a defined make-whole premium, plus accrued interest to the redemption date. After February 15, 2009, the Company can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. The holders of the senior subordinated notes may require the Company to repurchase the senior subordinated notes at defined prices in the event of certain specified triggering events, including but not limited to certain asset sales, change-of-control events, and debt covenant violations.
The fair value of the senior subordinated notes is based on their quoted market value. As of October 3, 2008, the quoted market value of the senior subordinated notes was 99% of stated value.
Note 6—Commitments and Contingencies
Commitments
The Company has operating leases for the use of real estate and certain property and equipment, which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense amounted to $10.1 million and $9.6 million for the three months ended October 3, 2008 and September 28, 2007, respectively, and $23.8 million and $25.5 million for the six months ended October 3, 2008 and September 28, 2007, respectively.
Contingencies
General Legal Matters
The Company and its subsidiaries and affiliates are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, the Company has denied, or believes it has a basis to deny any liability. Related to these matters, the Company has recorded a reserve of approximately $20.5 million for pending litigation and claims. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, it is the opinion of the Company’s management that recorded reserves are sufficient to cover known matters based on information available as of this Quarterly Report.
Pending Litigation and Claims
On May 14, 2008 a jury in the Eastern District of Virginia found against the Company in a case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two State Department contracts, in which WWNS alleged racial discrimination, tortious interference and certain other claims. The jury awarded WWNS approximately $15.7 million in compensatory and punitive damages and awarded the Company approximately $200,000 on a counterclaim. In addition to the jury award, the court awarded WWNS approximately $3.0 million in connection with certain contract claims. On September 22, 2008, WWNS was awarded approximately $1.8 million in attorneys’ fees. The Company has filed a notice of appeal with respect to this matter. As of October 3, 2008, the Company believes it has adequate reserves recorded for this matter.

On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Providences of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and the statutes and common law of Florida, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The four lawsuits were consolidated, and based on the Company’s motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. The amended complaint does not demand any specific monetary damages, however, a court decision against the Company, although believed by the Company to be remote, could have a material adverse effect on its results of operations and financial condition. The aerial spraying operations were and continue to be managed by the Company under a Department of State (“DoS”) contract in cooperation with the Colombian government. The DoS contract provides indemnification to the Company against third-party liabilities arising out of the contract, subject to available funding.
A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against the Company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and United States treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. The terms of the DoS contract provide that the DoS will indemnify DynCorp International LLC against third-party liabilities arising out of the contract, subject to available funding. The Company is also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and the Company. The Company believes that the likelihood of an unfavorable judgment in this matter is remote and that, even if that were to occur, the judgment is unlikely to result in a material adverse effect on the results of operations or financial condition of the Company as a result of the third party indemnification and apportionment of damages described above.
On May 29, 2003, Gloria Longest, a former accounting manager for the Company, filed suit against DynCorp International LLC and a subsidiary of Computer Sciences Corporation under the False Claims Act and the Florida Whistleblower Statute, alleging that the defendants submitted false claims to the U.S. government under the International Narcotics & Law Enforcement contract with the DoS. The U.S. Department of Justice approved the terms of the confidential settlement between the parties and the court entered an order of dismissal on September 26, 2008. The terms of the settlement did not have a material adverse effect on the Company’s results of operations or financial condition.
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

On January 30, 2007, the Special Inspector General for Iraq Reconstruction (“SIGIR”) issued a report on one of our task orders concerning the Iraqi Police Training Program. Among other items, the report raises questions about our work to establish a residential camp in Baghdad to house training personnel. Specifically, the SIGIR report recommends that DoS seek reimbursement from us of $4.2 million paid by the DoS for work that the SIGIR maintains was not contractually authorized. In addition, the SIGIR report recommends that the DoS request the Defense Contract Audit Agency (“DCAA”) to review two of our invoices totaling $19.1 million. On June 28, 2007, we received a letter from the DoS contracting officer requesting our repayment of approximately $4.0 million for work performed under this task order, which the letter claims was unauthorized. We responded to the DoS contracting officer in letters dated July 7, 2007 and September 4, 2007, explaining that the work for which we were paid by DoS was appropriately performed and denying DoS’ request for repayment of approximately $4.0 million. By letter dated April 30, 2008, the DoS contracting officer responded to our July 7, 2007 and September 4, 2007 correspondence by taking exception to the explanation set forth in our letters and reasserting the DoS’ request for a refund of approximately $4.0 million. On May 8, 2008, we replied to the DoS letter dated April 30, 2008 and provided additional support for our position.
On September 17, 2008, the U.S. Department of State Office of Inspector General (“OIG”) served us with a records subpoena for the production of documents relating to our Civilian Police Program in Iraq. Among other items, the subpoena seeks documents relating to our business dealings with a former subcontractor, Corporate Bank. We are cooperating with the OIG’s investigation and, based on information currently known to management, do not believe this matter will have a material adverse effect on our operating performance.
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
The Defense Contract Management Agency (“DCMA”) formally notified the Company of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. The Company issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the non-compliance, which related to the allocation of corporate general and administrative costs between the Company’s divisions. On August 13, 2007, the DCMA notified the Company that additional information would be necessary to justify the proposed solution. The Company issued responses on September 17, 2007 and April 28, 2008 and the matter is pending resolution. In management’s opinion and based on facts currently known, the above-described matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
Contract Matters
During the first fiscal quarter we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Based on our experience with this particular Nigerian state government customer, we believe it likely the customer will challenge our termination of the contract for cause and initiate legal action against us. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit, is being challenged in certain instances.

Note 7— Income Taxes
The provision for income taxes consists of the following:

	Three Months Ended
(Amounts in thousands)	October 3, 2008	September 28, 2007
Current portion:
Federal	$11,024	$9,256
State	842	568
Foreign	1,271	1,464

	13,137	11,288

Deferred portion:
Federal	(3,874)	(3,236)
State	(130)	(189)
Foreign	(2)	32

	(4,006)	(3,393)

Provision for income taxes	$9,131	$7,895

	Six Months Ended
(Amounts in thousands)	October 3, 2008	September 28, 2007
Current portion:
Federal	$20,610	$15,145
State	1,650	902
Foreign	3,811	2,071

	26,071	18,118

Deferred portion:
Federal	(7,370)	(3,052)
State	(246)	(182)
Foreign	(8)	64

	(7,624)	(3,170)

Provision for income taxes	$18,447	$14,948

Deferred tax assets and liabilities are reported as:

(Amounts in thousands)	October 3, 2008	March 28, 2008
Current deferred tax assets	$28,254	$17,341
Non-current deferred tax assets	11,367	18,168

Deferred tax assets, net	$39,621	$35,509

As of October 3, 2008 and March 28, 2008, we have $4.0 million and $2.7 million, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.4 million and $1.2 million for October 3, 2008 and March 28, 2008, respectively.
It is reasonably possible that in the next 12 months the gross amount of unrecognized tax benefits will decrease by $1.0 million due to settlements with taxing authorities. However, the Company does not expect any material changes to its effective tax rate as a result of such settlements.
The Company recognizes interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense in its unaudited Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior periods. The Company has recorded a liability of approximately $0.8 million and $0.6 million for the payment of interest and penalties for the periods ended October 3, 2008 and March 28, 2008, respectively.
The Company and its subsidiaries file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The Company currently is under audit by the Internal Revenue Service for fiscal years 2005 through 2007. In addition, the statute of limitations is open for federal and state examinations for the Company’s fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2004 forward.
For the three and six months ended October 3, 2008, the Company’s effective tax rate was 30.0% and 31.6%, respectively, as compared to 36.1% and 36.3% for the respective three and six months ended September 28, 2007. The reduction in the effective tax rate was primarily due to the impact of GLS and DIFZ, which are consolidated joint ventures for financial reporting purposes but are unconsolidated entities for U.S. income tax purposes.

Note 8— Shareholders’ Equity
Shareholders’ Equity — The following table presents the changes to shareholders’ equity during the six months ended October 3, 2008:

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
(Amounts in thousands)	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at March 28, 2008	57,000	$570	$357,026	$73,603	$(6,914)	$424,285

Comprehensive income:
Net income			—	30,851	—	30,851
Interest rate swap, net of tax $2.1 million					3,619	3,619
Currency translation adjustment, net of tax			—	—	(439)	(439)

Comprehensive income			—	30,851	3,180	34,031

Equity-based compensation			93	—	—	93
Tax benefit associated with equity-based compensation			30	—	—	30
Sale of non-controlling interest of DIFZ			8,190	—	—	8,190
DIFZ financing, net of tax			74	—	—	74

Balance at October 3, 2008	57,000	$570	$365,413	$104,454	$(3,734)	$466,703

As described in Note 1, on July 31, 2008, the Company sold 50% of its ownership interest in DIFZ for approximately $8.2 million. No gain has been recognized on the sale as of October 3, 2008, as the Company completely financed the transaction by issuing three notes receivable to the purchaser. As a result, the sale was accounted for as a capital transaction reflected in APIC. Additionally, the interest component of the three notes receivable held by the Company is also reflected in APIC, shown above as “DIFZ financing”, and will not impact the Company’s consolidated statements of income.
Common Stock Repurchase — The Board of Directors of the Company (the “Board”) has authorized the Company to repurchase up to $25.0 million of its outstanding common stock. The shares may be repurchased from time to time in open market conditions or through privately negotiated transactions at the Company’s discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations. Shares of common stock repurchased under this plan will be held as treasury shares. The share repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified or suspended at any time at the Company’s discretion. The purchases will be funded from available working capital. No shares have been repurchased under this program through October 3, 2008.
Note 9—Equity-Based Compensation
As of October 3, 2008, the Company had provided equity-based compensation through the grant of Class B interests in DIV Holding LLC, the majority holder of the Company’s common stock and the grant of Restricted Stock Units (“RSUs”) under the Company’s 2007 Omnibus Incentive Plan (the “2007 Plan”). All of the Company’s equity-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment”. Under this method, the Company recorded equity-based compensation expense of $1.4 million and $1.1 million for the three months ended October 3, 2008 and September 28, 2007, respectively, and $1.2 million and $2.3 million for the six months ended October 3, 2008 and September 28, 2007, respectively.

Class B Interests
During the first fiscal quarter of 2009, the Company’s former CEO, Herbert J. Lanese, was terminated without cause in accordance with the conditions of his employment agreement, which resulted in the forfeiture of his unvested Class B interests in DIV Holding LLC granted to him as an employee of the Company. Mr. Lanese was subsequently issued additional Class B interests for his continued service on the Board. In addition, his separation resulted in severance liabilities of approximately $4.1 million recorded in the first fiscal quarter of 2009, which will be paid in installments over the twelve months following the date of his termination.
A summary of Class B interest activity during the second quarter of fiscal year 2009 is as follows:

	% Interest in	Grant Date
(Dollar amounts in thousands)	DIV Holding	Fair Value
Balance March 28, 2008	6.24%	$13,248
First Quarter Fiscal Year 2009 Grants	0.20%	867
First Quarter Fiscal Year 2009 Forfeitures	(1.20%)	(2,530)

Balance July 4, 2008	5.24%	$11,585

Second Quarter Fiscal Year 2009 Grants	0.00%	—
Second Quarter Fiscal Year 2009 Forfeitures	0.00%	—

Balance October 3, 2008	5.24%	$11,585

March 28, 2008 Vested	2.82%	$4,641
First Quarter Fiscal Year 2009 Vesting	0.12%	520

July 4, 2008 Vested	2.94%	5,161
Second Quarter Fiscal Year 2009 Vesting	0.05%	73

October 3, 2008 Vested	2.99%	$5,234

March 28, 2008 Nonvested	3.42%	$8,607
October 3, 2008 Nonvested	2.25%	$6,351
Assuming each grant outstanding, net of estimated forfeitures, as of October 3, 2008 fully vests, the Company will recognize the related non-cash compensation expense as follows (amounts in thousands):

Six month period ended April 3, 2009	$910
Fiscal year ended April 2, 2010	1,102
Fiscal year ended April 1, 2011 and thereafter	616

Total	$2,628

Restricted Stock Units
During the first six months of fiscal year 2009, the Company awarded service-based and performance-based RSUs to certain key employees (“Participants”). The grants were made pursuant to the terms and conditions of the 2007 Plan and are subject to award agreements between the Company and each Participant.
During the first six months of fiscal year 2009, 186,800 performance-based RSUs were granted to certain key employees. These performance-based awards, which we are currently accruing at 100%, are tied to the Company’s financial performance, specifically fiscal year 2011 EBITDA (earnings before interest, taxes, depreciation and amortization), and cliff vest upon achievement of this target. In addition to employee grants, 22,425 service-based RSUs were granted to Board members. These awards vest within one year of grant, but include a post-vesting restriction of six months after the applicable directors’ Board service ends. The RSUs have assigned value equivalent to the Company’s common stock and may be settled in cash or shares of the Company’s common stock at the discretion of the Compensation Committee of the Board.
As of October 3, 2008, 100,000 RSUs have been awarded to our current CEO. Half of these awards are service-based and vest ratably over a three year period on the anniversary of the CEO’s employment commencement date. The remaining 50,000 RSUs are performance-based and are tied to specific performance goals for fiscal year 2009. If the performance measures are achieved for fiscal year 2009, the awards will cliff vest over a three-year service period with one third vesting each year on the anniversary of the CEO’s employment commencement date. We are currently accruing for these performance awards at 100%.

The RSUs have been determined to be liability awards; therefore, the fair value of the RSUs are re-measured at each financial reporting date as long as they remain liability awards. The estimated fair value of all RSUs was approximately $7.4 million, net of estimated forfeitures, based on the closing market price of the Company’s stock on the grant date of each respective award, and was approximately $7.0 million, net of estimated forfeitures, based on the closing market price of the Company’s stock on October 3, 2008. No RSU awards have vested as of October 3, 2008.
A summary of RSU activity during the six months ended October 3, 2008 is as follows:

		Weighted
		Average
	Outstanding	Grant
	Restricted	Date
	Stock Units	Fair Value
Outstanding, March 28, 2008	159,600	$21.49
Units granted	309,225	15.42
Units cancelled	(7,650)	14.60
Units vested	—	—

Outstanding, October 3, 2008	461,175	$17.54

Assuming each grant outstanding as of October 3, 2008, net of estimated forfeitures, fully vests (assuming 100% for performance-based awards), the Company will recognize the related equity-based compensation expense as follows based on the value of these liability awards as of October 3, 2008 (amounts in thousands):

Six month period ended April 3, 2009	$1,477
Fiscal year ended April 2, 2010	2,175
Fiscal year ended April 1, 2011 and thereafter	1,739

Total	$5,391

Note 10—Interest Rate Derivatives
At October 3, 2008, the Company’s derivative instruments consisted of two interest rate swap agreements, designated as cash flow hedges, that effectively fix the interest rate on the applicable notional amounts of the Company’s variable rate debt as follows (dollar amounts in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid(1)	Received	Expiration Date
April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010

(1)	Plus applicable margin (2% at October 3, 2008).
The fair value of the interest rate swap agreements was a liability of $5.7 million at October 3, 2008, of which $3.3 million was considered long term. Unrealized net loss from the changes in fair value of the interest rate swap agreements of $3.6 million, net of tax, for the six months ended October 3, 2008 is included in other comprehensive income (loss). There was no material impact on earnings due to hedge ineffectiveness for the three and six months ended October 3, 2008.

Note 11—Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expense and other current assets — Prepaid expense and other current assets were:

(Amounts in thousands)	October 3, 2008	March 28, 2008
Prepaid expenses	$63,657	$43,205
Inventories	9,254	8,463
Work-in-process	38,485	45,245
Minority interest	—	3,306
Joint venture receivables	12,844	2,076
Other current assets	8,480	6,732

	$132,720	$109,027

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. As of March 28, 2008, the minority interest resulted in a net debit balance due to the accumulated net loss in GLS.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

(Amounts in thousands)	October 3, 2008	March 28, 2008
Wages, compensation and other benefits	$107,340	$57,940
Accrued vacation	24,958	24,760
Accrued contributions to employee benefit plans	3,007	2,486

	$135,305	$85,186

Other accrued liabilities — Accrued liabilities were:

(Amounts in thousands)	October 3, 2008	March 28, 2008
Deferred revenue	$36,459	$53,083
Accrued insurance	30,220	36,260
Accrued interest	5,964	9,885
Contract losses	18,966	134
Legal matters	20,491	19,851
Short-term swap liability	2,382	5,783
Other notes payable	16,533	374
Other	10,069	3,870

	$141,084	$129,240

Deferred revenue is primarily due to payments in excess of services provided for certain contracts in addition to payments received for services that must be deferred as a result of multiple element arrangements being recorded as a single unit of accounting.
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
As of October 3, 2008, the Company held certain assets and had incurred certain liabilities that are required to be measured at fair value on a recurring basis. These included cash equivalents (including restricted cash) and interest rate derivatives. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. The Company’s interest rate derivatives, as further described in Note 10, consist of interest rate swap contracts. The fair values of the interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these interest rate swap contracts as Level 2. The Company has consistently applied these valuation techniques in all periods presented.
The Company’s assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at October 3, 2008, were as follows:
Fair Value Measurements at Reporting Date Using

	Book value of
	financial	Quoted Prices in
	assets/(liabilities)	Active Markets	Significant Other	Significant
	as of October 3,	for Identical	Observable Inputs	Unobservable
(amounts in thousands)	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Cash equivalents(1)	$153,329	$153,329	$—	$—

Total assets measured at fair value	$153,329	$153,329	$—	$—

Liabilities
Interest rate derivatives	$5,729	$—	$5,729	$—

Total liabilities measured at fair value	$5,729	$—	$5,729	$—

(1)	Includes cash and cash equivalents and restricted cash.
Note 13—Joint Ventures and Related Parties
Amounts due from the Company’s unconsolidated joint ventures totaled $12.8 million and $2.1 million as of October 3, 2008 and March 28, 2008, respectively. These receivables are a result of items purchased and services rendered by the Company on behalf of the Company’s unconsolidated joint ventures. The Company has assessed these receivables as having minimal collection risk based on the historic experience with these joint ventures and the Company’s inherent influence through its ownership interest. The change in these receivables from March 28, 2008 to October 3, 2008 resulted in a use of operating cash for the six months ended October 3, 2008 of $10.7 million. The related revenue associated with the Company’s unconsolidated joint ventures totaled $11.4 million and $14.1 million for the three and six months ended October 3, 2008, respectively, and $2.1 million and $2.1 million for the three and six months ended September 28, 2007, respectively.
As discussed in Note 1, the Company sold half of its previously wholly owned subsidiary, DIFZ, on July 31, 2008 to Palm Trading Investment Corp. (“Palm”). DIFZ provides leased contract employees, back office staff and outsourced payroll and human resource support services through its approximately 4,100 employees. Currently, all DIFZ revenue and costs are eliminated through the Company’s consolidation process.
As a result of the DIFZ sale, the Company currently holds three notes receivable from Palm for the purchase price which totaled $8.2 million. As of October 3, 2008, the loan balance outstanding with Palm was $8.4 million, including accrued interest of $0.2 million. As indicated in Note 8, accrued interest is recorded in APIC.

Note 14—Segment Information
On April 1, 2008, the Company announced it would change from reporting financial results on two segments, GS and MTSS, to reporting three segments, beginning with the first fiscal quarter of 2009. This was accomplished by splitting GS into two distinct reporting segments.
The three segments are as follows:
International Security Services, or ISS segment, which consists of the Law Enforcement and Security, or LES, business unit, the Specialty Aviation and Counter Drug , or SACD, business unit, and Global Linguist Solutions, or GLS.
Logistics and Construction Management, or LCM segment, and is comprised of the Contingency and Logistics Operations, or CLO, business unit and the Operations, Maintenance, and Construction Management, or OMCM, business unit. This segment is also responsible for winning and performing new work on our LOGCAP IV contract.
Maintenance and Technical Support Services, or MTSS segment consists of its original components in addition to DynMarine Services and DynAustralia, both of which were previously reported under the GS segment.
The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the condensed consolidated financial statements. All prior periods presented have been recast to reflect the new segment reporting.

	Three Months Ended
(Amounts in thousands)	October 3, 2008	September 28, 2007
Revenue
International Security Services	$472,335	$270,847
Logistics and Construction Management	85,466	47,623
Maintenance and Technical Support Services	222,730	176,794
Other/elimination	(1,380)	(155)

Total revenue	$779,151	$495,109

Operating Income
International Security Services	$49,949	$32,975
Logistics and Construction Management	(23,057)	(2,728)
Maintenance and Technical Support Services	19,741	3,700

Total operating income	$46,633	$33,947

Depreciation and amortization
International Security Services	$6,448	$7,061
Logistics and Construction Management	682	652
Maintenance and Technical Support Services	2,875	2,888

Total depreciation and amortization	$10,005	$10,601

	Six Months Ended
(Amounts in thousands)	October 3, 2008	September 28, 2007
Revenue
International Security Services	$877,709	$559,412
Logistics and Construction Management	178,928	110,751
Maintenance and Technical Support Services	441,607	373,619
Other/elimination	(2,299)	—

Total revenue	$1,495,945	$1,043,782

Operating Income
International Security Services	$75,378	$57,134
Logistics and Construction Management	(16,987)	(431)
Maintenance and Technical Support Services	28,236	8,904

Total operating income	$86,627	$65,607

Depreciation and amortization
International Security Services	$13,118	$13,624
Logistics and Construction Management	1,461	1,300
Maintenance and Technical Support Services	5,986	6,067

Total depreciation and amortization	$20,565	$20,991

	As of
(Amounts in thousands)	October 3, 2008	March 28, 2008

Assets
International Security Services	$786,316	$725,775
Logistics and Construction Management	208,515	199,088
Maintenance and Technical Support Services	312,192	336,721
Corporate/other(1)	241,694	141,125

Total assets	$1,548,717	$1,402,709

(1)	Assets primarily include cash, deferred income taxes, and deferred debt issuance cost.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on June 10, 2008. References herein to “DynCorp International”, the “Company”, “we”, “our”, or “us” refer to DynCorp International Inc. and its subsidiaries unless otherwise stated or indicated by the context.
COMPANY OVERVIEW
We are a provider of specialized mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations, and linguist services. We also provide logistics support for all our services, through approximately 47 active contracts ranging in duration from three to ten years and over 100 task orders. As of October 3, 2008, we had approximately 23,000 employees in approximately 30 countries. DynCorp International and its predecessors have provided essential services to numerous U.S. government departments and agencies since 1951.
We operate our business through three segments: ISS; LCM; and MTTS. Each of these segments is described below.

International Security Services
ISS provides various outsourced services primarily to government agencies worldwide. ISS consists of the following strategic business units:
Law Enforcement and Security — This operating unit provides international policing and police training, judicial support, immigration support and base operations. In addition, it provides security and personal protection for diplomats.
Specialty Aviation and Counter-drug Operations — This operating unit’s services include drug eradication and host nation pilot and crew training.
Global Linguist Solutions — This consolidated joint venture between DynCorp International and McNeil Technologies provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre to the U.S. Army for a wide range of foreign languages.
Logistics and Construction Management
LCM provides technical support services to government agencies and commercial customers worldwide. LCM consists of the following strategic business units:
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
Maintenance & Technical Support Services
MTSS provides a wide range of technical, engineering, logistics and maintenance support services primarily to government agencies worldwide. MTSS consists of the following strategic business areas:
Contract Logistics Support — Provides worldwide support of U.S. Army, Air Force and Navy fixed wing assets. Aircraft are deployed throughout the U.S., Europe, Asia, South America and the Middle East. Contract Logistics Support (“CLS”) provides flight line and depot level maintenance, consisting of scheduled and unscheduled events. Specific functions include repair, overhaul and procurement of components, procurement of consumable materials and transportation of materials to and from the operating sites. In addition, the team is responsible for obsolescence engineering, quality control, inventory management, avionics upgrades and recovery of downed aircraft.
Field Service Operations — Provides worldwide maintenance, modification, repair and logistics support on aircraft, weapons systems, and related support equipment to the Department of Defense (“DoD”) and other U.S. government agencies. Contract Field Teams (“CFT”) is the most significant program in our Field Service Operations SBA. Our company and its predecessors have provided CFT service for over 55 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce.
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

CURRENT OPERATING CONDITIONS AND OUTLOOK
External Factors
Over most of the last two decades, the U.S. government has been increasing its reliance on the private sector for a wide range of professional and support services. This increased use of outsourcing by the U.S. government has been driven by a variety of factors, including: lean-government initiatives launched in the 1990s; surges in demand during times of national crisis; the increased complexity of missions conducted by the U.S. military and the Department of State (“DoS”); the increased focus of the U.S. military on war-fighting efforts; and the loss of skills within the government caused by workforce reductions and retirements. These factors lead us to believe that the U.S. government’s growing mission and continued human capital challenges have combined to create a new market dynamic, one that is less directly reflective of overall government budgets and more reflective of the ongoing shift of service delivery from the federal workforce to competent, efficient private sector providers.
We believe the following industry trends will result in continued strong demand in our target markets for the types of outsourced services that we provide:
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

The $700 billion financial rescue plan, the possibility of Congress approving a second economic stimulus package and other initiatives undertaken by the Federal government in connection with the current economic crisis will likely have an eventual impact on the defense budget. We believe, however, that within the defense budget, weapon system acquisitions will be the most likely initial target for budget reductions, and operations and maintenance budgets will remain robust, driven by (i) the need to reset equipment coming out of Iraq, (ii) the logistics and support chain associated with repositioning of forces and eventual draw down in Iraq and (iii) deployments into Afghanistan.
Subject to the outcome of negotiations between the U.S. and Iraqi governments, many industry observers believe that President-elect Obama will seek to withdraw troops from Iraq, specifically the withdrawal of U.S. combat forces by December 31, 2011, if not sooner, and that he will support an expanded presence in Afghanistan of approximately 20,000 additional U.S. troops. As a result, we expect our level of business involving Iraq to be relatively stable over the next few years, with demand remaining strong for logistics, equipment reset, training and mentoring of Iraqi forces and government agencies and translation services to support security and peacekeeping activities. In Afghanistan, we believe we are well positioned to capitalize on any increased U.S. government focus through many of our service offerings, including police training and mentoring, aircraft logistics and operations, infrastructure development, mine resistant and ambush protected (“MRAP”) services, poppy eradication and logistics services under LOGCAP IV.
Current Economic Conditions
We believe that our industry and customer base are less likely to be affected by many of the factors affecting business and consumer spending generally. Accordingly, we believe that we continue to be well positioned in the current economic environment as a result of historic demand factors affecting our industry, the nature of our contracts and our sources of liquidity. However, we cannot be certain that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future.

Furthermore, we believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business. However, a longer term credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations.
See “Part II — Other Information — Item 1A. Risk Factors — Current or worsening economic conditions could impact our business.”
Internal Factors
Our internal focus for success centers around five key principles:
•
Performance — Through a relentless mind set in meeting our commitments to our customers every day and in operating with absolute integrity and in accordance with our Code of Ethics and Business Conduct in all that we do.

•
Lean Infrastructure — In order to further fuel our growth and invest in our people, we must generate additional investment capacity by ensuring that our infrastructure is as efficient as possible without jeopardizing our ability to perform.

•	Strategic Investment — We must have clarity in our strategic priorities, and we must properly focus our investments in people, new program pursuits and efforts to penetrate new segments of the market.

•
New Business — Growing our business profitably starts with winning new business. This involves having a winning attitude across our enterprise, particularly in satisfying our customers and competing for business.

•
People — We must be the employer of choice, with strong, trusted leadership, an employee-focused environment and a culture of mutual respect in which our employees are empowered and rewarded for serving our customers and ensuring their success.

We apply these key principles continuously as we assess our operational and administrative performance.
Current Events
The results of our operations for the three and six months ended October 3, 2008 exceeded expectations across our core business areas with the exception of our Afghanistan construction contracts, within our LCM segment, which encountered cost overruns due to significant challenges in the operational environment, specifically the deteriorating security situation. Management has determined that several of our Afghanistan construction contracts will operate at a loss or at margins approaching zero over their contract terms and that we are unlikely to bid any similar contracts without revised terms and conditions.
See the Results of Operations section below for further information regarding the financial impact of our construction business on our consolidated financial results.

CONTRACT TYPES
Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these is described below.
•
Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Fixed-price types received by us include firm fixed-price, fixed-price with economic adjustment and fixed-price incentive.

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

Our historical contract mix by type, as a percentage of revenue, is indicated in the table below.

	Three Months Ended		Six Months Ended
	October 3, 2008	September 28, 2007	October 3, 2008	September 28, 2007
Fixed Price	28.3%	39.7%	29.8%	40.0%
Time-and-Materials	24.3%	35.6%	25.1%	35.4%
Cost-Reimbursement	47.4%	24.7%	45.1%	24.6%

	100%	100%	100%	100%

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
Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These priced options may or may not be exercised at the sole discretion of the customer. Historically, it has been our experience that customers have typically exercised contract options.
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
The following table sets forth our approximate contracted backlog as of the dates indicated:

(in millions)	October 3, 2008	March 28, 2008
Funded Backlog	$1,330	$1,164
Unfunded Backlog	5,161	4,797

Total Backlog	$6,491	$5,961

Total backlog as of October 3, 2008 was $6.5 billion, as compared to $6.0 billion as of March 28, 2008, primarily due to the award of the War Reserve Materiel recompete during the first quarter of the fiscal year. As of October 3, 2008 and March 28, 2008, total backlog related to GLS was $3.2 billion and $3.5 billion, respectively, and is incorporated in the table above.

ESTIMATED REMAINING CONTRACT VALUE
Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. Future revenue represents management’s estimate of revenue that will be recognized from future task or delivery orders through the end of the term and is based on our experience under such IDIQ contracts and management judgments and estimates as to future performance. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors, including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time and material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts. The Company’s estimated remaining contract value as of October 3, 2008 increased to $10.1 billion from $7.5 billion as of March 28, 2008, primarily due to the successful recompete of the Contract Field Teams contract.
RESULTS OF OPERATIONS
The Company reports its results on a 52/53-week fiscal year, with the fiscal year ending on the Friday closest to March 31 of such year (April 3, 2009 for fiscal year 2009, which is a 53-week fiscal year). The six-month fiscal period ended October 3, 2008 was a 27-week period from March 29, 2008 to October 3, 2008. The six-month fiscal period ended September 28, 2007 was a 26-week period from March 31, 2007 to September 28, 2007.
Consolidated
The following tables set forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenues:

	Three Months Ended
(Amounts in thousands)	October 3, 2008		September 28, 2007

Revenue	$779,151	100.0%	$495,109	100.0%
Cost of services	(696,519)	-89.4%	(425,633)	-86.0%
Selling, general and administrative expenses	(25,994)	-3.3%	(24,928)	-5.0%
Depreciation and amortization expense	(10,005)	-1.3%	(10,601)	-2.1%

Operating income	46,633	6.0%	33,947	6.9%
Interest expense	(14,905)	-1.9%	(13,705)	-2.8%
Loss on early extinguishment of debt	(4,443)	-0.6%	—	0.0%
Earnings from affiliates	1,523	0.2%	1,176	0.2%
Interest income	677	0.1%	430	0.1%
Other income, net	960	0.1%	—	0.0%

Income before taxes	30,445	3.9%	21,848	4.4%
Provision for income taxes	(9,131)	-1.2%	(7,895)	-1.6%

Income before minority interest	21,314	2.7%	13,953	2.8%

Minority interest	(8,443)	-1.1%	—	0.0%

Net income	$12,871	1.7%	$13,953	2.8%

	Six Months Ended
(Amounts in thousands)	October 3, 2008		September 28, 2007

Revenue	$1,495,945	100.0%	$1,043,782	100.0%
Cost of services	(1,334,908)	-89.2%	(905,721)	-86.8%
Selling, general and administrative expenses	(53,845)	-3.6%	(51,463)	-4.9%
Depreciation and amortization expense	(20,565)	-1.4%	(20,991)	-2.0%

Operating income	86,627	5.8%	65,607	6.3%
Interest expense	(29,120)	-1.9%	(28,195)	-2.7%
Loss on early extinguishment of debt	(4,443)	-0.3%	—	0.0%
Earnings from affiliates	2,640	0.2%	2,067	0.2%
Interest income	1,021	0.1%	1,680	0.2%
Other income, net	1,665	0.1%	—	0.0%

Income before taxes	58,390	3.9%	41,159	3.9%
Provision for income taxes	(18,447)	-1.2%	(14,948)	-1.4%

Income before minority interest	39,943	2.7%	26,211	2.5%

Minority interest	(9,092)	-0.6%	—	0.0%

Net income	$30,851	2.1%	$26,211	2.5%

Revenues — Revenues for the three and six months ended October 3, 2008 increased $284.0 million, or 57.4%, and $452.2 million, or 43.3%, respectively, as compared with the three and six months ended September 28, 2007. The increase, as more fully described in the results by segment, is primarily due to growth from new contracts such as the Intelligence and Security Command (“INSCOM”) contract.
Cost of services — Cost of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services for the three and six months ended October 3, 2008 increased by $270.9 million, or 63.6% and $429.2 million, or 47.4%, respectively compared with the three and six months ended September 28, 2007 and was primarily a result of revenue growth. As a percentage of revenue, costs of services increased to 89.4% and 89.2%, respectively, for the three and six months ended October 3, 2008 as compared to 86.0% and 86.8%, respectively, for the three and six months ended September 28, 2007, primarily as a result of cost overruns by our Afghanistan construction contracts as further described below.
Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, finance, accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A for the three and six months ended October 3, 2008 increased $1.1 million, or 4.3%, and $2.4 million, or 4.6%, respectively, compared with the three and six months ended September 28, 2007. SG&A increased as a result of growth in our underlying business, various initiatives to improve organizational capability and compliance, systems improvements and severance costs, offset in part by implementing lean infrastructure initiatives which controlled SG&A growth relative to revenue growth during the six months ended October 3, 2008. SG&A as a percentage of revenue decreased to 3.3% and 3.6% for the three and six months ended October 3, 2008, respectively, compared to 5.0% and 4.9% for the respective three and six month periods ended September 28, 2007.
Depreciation and amortization — Depreciation and amortization for the three and six months ended October 3, 2008 decreased $0.6 million, or 5.6%, and $0.4 million, or 2.0%, respectively, as compared with the three and six months ended September 28, 2007. The decrease was primarily attributed to a decrease in amortization related to intangibles becoming fully amortized during the first six months of fiscal year 2009. The decline in depreciation and amortization expense as a percentage of revenue was a result of revenue growth in contracts that are non-Company owned asset intensive.
Interest expense — Interest expense for the three and six months ended October 3, 2008 increased by $1.2 million, or 8.8%, and $0.9 million, or 3.3%, respectively, as compared with the three and six months ended September 28, 2007. The interest expense incurred relates to our Credit Facility, senior subordinated notes and amortization of deferred financing fees. The increase in interest expense is primarily due to a higher average outstanding debt balance and higher average interest rates as a result of our new debt financing. In addition to the change in interest expense, deferred financing fees associated with our prior debt were also written-off as further discussed in Note 5. The impact of this write-off is separately disclosed in our consolidated statements of income.

Income tax expense — Our effective tax rate of 30.0% and 31.6% for the three and six months ended October 3, 2008, respectively, decreased from 36.1% and 36.3% for the respective three and six months ended September 28, 2007. Our effective tax rate was impacted by the tax treatment of our GLS and DIFZ joint ventures which are not consolidated for tax purposes but rather are taxed as partnerships under the Internal Revenue Code.
Minority Interest — Minority interest reflects the impact of our joint venture partners’ interest in our consolidated joint ventures, GLS and DIFZ. For the three and six months ended October 3, 2008, minority interest for GLS was $7.8 million and $8.5 million, respectively. Minority interest for DIFZ was $0.6 million for both the three and six months ended October 3, 2008.
Impact of our Afghanistan Construction Contracts
For the three and six months ended October 3, 2008, revenue from our Afghanistan construction contracts was $21.7 million and $44.4 million, respectively. There was no revenue from Afghanistan construction contracts for the three and six months ended September 28, 2007. Our expected remaining revenue through completion of these contracts in our third quarter of fiscal year 2010 is approximately $142.4 million.
As discussed in “Current Operating Conditions and Outlook — Current Events” above, our construction business encountered operational difficulties during the second quarter of fiscal year 2009 which resulted in higher delivery costs and contractual milestone delays. As a result, a contract loss reserve and associated provision, specific to a large construction project in Afghanistan, was estimated and recorded during the quarter which totaled $18.4 million. Additionally, revisions were made to the estimated margins on all other Afghanistan construction contracts within the OMCM strategic business unit resulting in an additional reduction to gross profit of $6.1 million. These contracts are expected to operate with margins at or approaching zero over their remaining contract terms.
The contract loss provision and revisions to estimated margins are based on the best information currently available. However, although we believe that these amounts have been estimated appropriately, there can be no assurance that future events will not require us to revise these estimates.
Results by Segment
The following table sets forth the revenues and operating income for our ISS, LCM and MTSS operating segments, both in dollars and as a percentage of our consolidated revenues for segment revenue and as a percentage of our consolidated operating income for segment specific operating income, for the three and six months ended October 3, 2008 as compared to the fiscal three and six months ended September 28, 2007.
Three Months Ended October 3, 2008 Compared to Three Months Ended September 28, 2007

	Three Months Ended
(Amounts in thousands)	October 3, 2008		September 28, 2007

Revenues
International Security Services	$472,335	60.6%	$270,847	54.7%
Logistics and Construction Management	85,466	11.0%	47,623	9.6%
Maintenance and Technical Support Services	222,730	28.6%	176,794	35.7%
Other/elimination	(1,380)	-0.2%	(155)	0.0%

Consolidated	$779,151	100.0%	$495,109	100.0%

Operating Income & Margin
International Security Services	$49,949	6.4%	$32,975	6.7%
Logistics and Construction Management	(23,057)	-3.0%	(2,728)	-0.6%
Maintenance and Technical Support Services	19,741	2.5%	3,700	0.7%

Consolidated	$46,633	6.0%	$33,947	6.9%

International Security Services
Revenue — Revenue for the three months ended October 3, 2008 increased $201.5 million, or 74.4%, as compared with the three months ended September 28, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Revenue increased $5.9 million, or 3.4%, primarily due to increases in our security services in Iraq, Palestine, Liberia, and Qatar, offset by a decline in security services in Afghanistan. Revenue from our civilian police services in Iraq increased $5.1 million, which was offset by a decline in civilian police services in Afghanistan of $7.4 million. The increase in Iraq was due to increased personnel levels during the quarter while the decline in Afghanistan was due to revenue recognized in the prior year associated with our construction of a camp facility, which was completed in August 2007. As a result of new contracts started in early fiscal year 2009, we provided civilian police and security services in Palestine and Haiti, which contributed $4.8 million and $0.7 million, respectively, in increased revenue for the period. Our worldwide personal protective services and our security guard services in Qatar also increased which accounted for $2.2 million and $0.7 million in increased revenue, respectively.
Specialty Aviation and Counter-drug Operations: Revenue decreased $6.3 million, or 6.4%, primarily due to a decline in our International Narcotics Law Enforcement programs resulting from scope reductions, offset by new contracts associated with security and drug eradication training in Afghanistan.
Global Linguist Solutions: Revenue was $201.3 million for the INSCOM contract through our GLS joint venture, which began in the fourth quarter of fiscal year 2008. Revenue benefited from the recognition of the GLS award fee of $14.4 million, which represents the award earned or accrued since the contract’s inception. The award fee is based on achieving specific contract performance criteria, such as operational fill rates. The second quarter of fiscal year 2009 is the first period in which we had sufficient basis to recognize the award fee for GLS. Based on our contract performance history to date, we anticipate the ability to accrue award fees through the remaining life of the contract.
Operating Income — Operating income for the three months ended October 3, 2008 increased $17.0 million, or 51.5%, as compared with the three months ended September 28, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Operating income decreased $12.4 million, or 29.3%, due to declining margins, primarily in our Civilian Police services. This margin decline resulted from a shift in our contracts for these services from fixed price type contracts in the prior fiscal year to cost reimbursable type contracts in the current fiscal year.
Specialty Aviation and Counter-drug Operations: Operating income increased $6.2 million, or 176.2%, primarily due to higher margins on several new security and drug eradication training contracts in Afghanistan, offset by lower revenue for the fiscal quarter.
Global Linguist Solutions: Operating income was $17.2 million for GLS for the three months ended October 3, 2008. Operating income benefited from the accrual of the GLS award fee of $14.4 million, which represents the award earned or accrued since the contract’s inception. The award fee is based on achieving specific contract performance criteria, such as operational fill rates. The second fiscal quarter of fiscal year 2009 is the first period in which we had sufficient basis to recognize the award fee for GLS.
General SG&A Factors: SG&A expense declined for the three months ended October 3, 2008, as compared to the three months ended September 28, 2007. The decline in SG&A expense in the current period as compared to the prior period, is a result of prior period proposal costs associated with the INSCOM contract combined with improved SG&A cost management during the current period. This SG&A decline contributed positively to operating income growth for the fiscal quarter.

Logistics and Construction Management
Revenue — Revenues for the three months ended October 3, 2008 increased $37.8 million, or 79.5%, as compared with the three months ended September 28, 2007. The increase primarily resulted from the following:
Contingency and Logistics Operations: Revenue increased by $21.8 million, or 94.3%, primarily due to support services performed in response to the severe flooding in Iowa which occurred during the summer of 2008. These services contributed $10.8 million of the increase in revenue. Our operations and peacekeeping services in Africa and the Philippines also contributed by adding $2.9 million and $6.1 million of increased revenue, respectively. Revenue was also positively impacted through an increase in our weapons removal and abatement program which increased $1.1 million.
Operations Maintenance and Construction Management: Revenue increased $15.5 million, or 63.1%, primarily due to our construction projects in Afghanistan, partially offset by the termination of a construction project in Africa. As discussed above in “—Results of Operations—Consolidated—Impact of our Afghanistan Construction Contracts,” due to significant challenges on several Afghanistan construction contracts resulting partly from the deteriorating security situation in that country, we have made a strategic decision to not bid any similar fixed-price contracts without revised terms and condition. This strategic decision is expected to impact future revenue in this segment by limiting the construction opportunities available to us.
Operating Income — Operating income for the three months ended October 3, 2008 decreased $20.3 million as compared with the three months ended September 28, 2007. The decrease primarily resulted from the following:
Contingency and Logistics Operations: Operating income increased by $1.2 million, or 64.0%, for the three months ended October 3, 2008, as compared to the three months ended September 28, 2007. The increase was driven by revenue growth in our logistics support service and operations and peacekeeping services, offset by higher costs in the current quarter related to the ramp-up of our new LOGCAP IV contract, which was awarded in early fiscal year 2009. Currently, LOGCAP IV does not contribute significantly to revenue but incurs costs associated with contract set-up and other overhead costs. Additionally, several programs which contributed positively to revenue growth in the quarter did not contribute to operating income since we have not yet recognized award fees. We anticipate an increase in operating income associated with these projects once we have completed portions of the projects and recognize award fees as revenue in accordance with our policies.
Operations Maintenance and Construction Management: Operating income decreased by $21.6 million to an operating loss of $23.7 million, as compared to an operating loss of $2.1 million for the three months ended September 28, 2007. As discussed above in “—Results of Operations—Consolidated—Impact of our Afghanistan Construction Contracts,” the operating loss in the current period was the result of a contract loss provision associated with a specific construction project in Afghanistan and adjustment to our estimated margins on several other Afghanistan construction projects.
Maintenance & Technical Support Services
Revenue — Revenue for the three months ended October 3, 2008 increased $45.9 million, or 26.0%, as compared with the three months ended September 28, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Revenue increased $12.5 million, or 28.2%, primarily due to higher deliveries of engines and other support equipment associated with our C-21 and Life Cycle Contractor Support (“LCCS”) programs. We expect additional revenue growth for the remainder of the fiscal year due to scope increases from the U.S. government for spending related to the global war on terror.
Field Service Operations: Revenue increased $10.7 million, or 13.6%, primarily due to a new contract for logistics services at Fort Campbell which started in May 2008 and additional revenue from higher personnel levels in our CFT program.
Aviation & Maintenance Services: Revenue increased $21.6 million, or 39.7%, primarily due to increased work associated with MRAP vehicles and increased revenue associated with our General Maintenance Corps contract. These increases were offset by a decline in our marine services and a decrease in threat management systems work.

Operating Income — Operating income for the three months ended October 3, 2008 increased $16.0 million, to $19.7 million, as compared to $3.7 million for the three months ended September 28, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Operating income for the three months ended October 3, 2008 increased by $3.6 million, to $2.4 million for the three months ended October 3, 2008, as compared to an operating loss of $1.1 million for the three months ended September 28, 2007. The positive results were primarily due to improved project management in several key programs.
Field Service Operations: Operating income increased $2.2 million, or 45.8%, for the three months ended October 3, 2008, as compared to the three months ended September 28, 2007, driven primarily by increased revenue.
Aviation & Maintenance Services: Operating income increased $11.4 million, or 358.2%, for the three months ended October 3, 2008, as compared to the three months ended September 28, 2007, primarily due to increased revenue in key high-margin service areas such as our MRAP program.
Six Months Ended October 3, 2008 Compared to Six Months Ended September 28, 2007

	Six Months Ended
(Amounts in thousands)	October 3, 2008		September 28, 2007

Revenues
International Security Services	$877,709	58.7%	$559,412	53.6%
Logistics and Construction Management	178,928	12.0%	110,751	10.6%
Maintenance and Technical Support Services	441,607	29.5%	373,619	35.8%
Other/elimination	(2,299)	-0.2%	—	0.0%

Consolidated	$1,495,945	100.0%	$1,043,782	100.0%

Operating Income & Margin
International Security Services	$75,378	5.0%	$57,134	5.5%
Logistics and Construction Management	(16,987)	-1.1%	(431)	-0.1%
Maintenance and Technical Support Services	28,236	1.9%	8,904	0.9%

Consolidated	$86,627	5.8%	$65,607	6.3%

International Security Services
Revenue — Revenue for the six months ended October 3, 2008 increased $318.3 million, or 56.9%, as compared with the six months ended September 28, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Revenue decreased $4.3 million, or 1.2%, primarily due to decreases in our security services in Afghanistan and Iraq offset by increases in Palestine, Liberia and Qatar. Revenue from our civilian police services in Afghanistan and Iraq decreased $15.9 million and $8.9 million, respectively. The decline in Afghanistan was due to revenue recognized in the prior year associated with our construction of a camp facility, which was completed in August 2007. In Iraq, revenue was lower due to the transition of our operations from leased facilities to customer furnished facilities in May 2007. Both of these projects resulted in significant non-recurring billable costs in the first six months of fiscal year 2008. We also experienced a decline of $0.8 million in our personal protective services due to declines in personnel levels. These declines were offset by new contracts started in early fiscal year 2009, through which we provide civilian police and security services in Palestine, Liberia and Haiti. These contracts contributed $13.5 million, $2.2 million and $1.6 million, respectively, in increased revenue for the period. Our worldwide personal protective services and our security guard services in Qatar also increased, which accounted for $1.0 million and $2.6 million in increased revenue, respectively.
Specialty Aviation and Counter-drug Operations: Revenue increased $3.5 million, or 1.8%, primarily due to new contracts associated with security and drug eradication training in Afghanistan, offset by a decline in our International Narcotics Law Enforcement programs due to program scope reductions.

Global Linguist Solutions: Revenue was $319.7 million for the INSCOM contract, which we perform through our GLS joint venture. Revenue benefited from the recognition of the GLS award fee of $14.4 million, which represents the award earned or accrued since the contract’s inception. The award fee is based on achieving specific contract performance criteria, such as operational fill rates. The second quarter of fiscal year 2009 is the first period in which we had sufficient basis to recognize the award fee for GLS. Revenue for the first six months of fiscal year 2009 may not be indicative of revenue for the remaining six months of fiscal year 2009 due to the contract ramp-up period which occurred primarily in the first three months of fiscal year 2009.
Operating Income — Operating income for the six months ended October 3, 2008 increased $18.2 million, or 31.9%, as compared with the six months ended September 28, 2007. The increase primarily resulted from the following:
Law Enforcement and Security: Operating income decreased $17.6 million, or 24.4%, primarily due to declining margins in our civilian police services. This margin decline resulted from a shift in our contracts for these services from primarily fixed price type contracts in the prior period to cost reimbursable type contracts in the current period.
Specialty Aviation and Counter-drug Operations: Operating income increased $10.1 million, or 101.1%, primarily due to higher margins on several new security and drug eradication training contracts in Afghanistan.
Global Linguist Solutions: Operating income was $19.0 million for GLS for the six months ended October 3, 2008. Operating income benefited from the accrual of the GLS award fee of $14.4 million, which represents the award earned or accrued since the contract’s inception. The award fee is based on achieving specific contract performance criteria, such as operational fill rates. The second fiscal quarter of fiscal year 2009 is the first period in which we had sufficient basis to recognize the award fee for GLS. Operating income for the first six months of fiscal year 2009 may not be indicative of operating income for the remaining six months of fiscal year 2009 due to the contract ramp-up period which occurred primarily in the first three months of fiscal year 2009.
General SG&A Factors: SG&A expense declined for the six months ended October 3, 2008, as compared to the six months ended September 28, 2007. The decline in SG&A expense in the current period as compared to the prior period, is principally a result of prior period proposal costs associated with the INSCOM contract combined with improved SG&A cost management during the current period. This SG&A decline contributed positively to operating income growth for the fiscal quarter.
Logistics and Construction Management
Revenue — Revenues for the six months ended October 3, 2008 increased $68.2 million, or 61.6%, as compared with the six months ended September 28, 2007. The increase primarily resulted from the following:
Contingency and Logistics Operations: Revenue increased by $22.9 million, or 45.5%, for the six months ended October 3, 2008, as compared to the six months ended September 28, 2007. This increase was primarily due to the expansion of operations and peacekeeping services in Africa and the Philippines which increased $2.6 million and $14.3 million, respectively. Our growth in Africa was primarily driven by our Africa Peacekeeping program which declined in the first quarter of fiscal year 2009 but had significant growth in the second quarter of the fiscal year 2009 due to a successful contract recompete. Support services performed in response to the severe flooding which occurred in Iowa during the summer of 2008 also contributed to the increase, adding $10.8 million in additional revenue as compared to the prior period. These increases were offset by a decline in our Cecom/CRS Response programs due to a decline in current work levels in these programs.
Operations Maintenance and Construction Management: Revenue increased $44.5 million, or 73.7%, for the six months ended October 3, 2008, as compared to the six months ended September 28, 2007, primarily due to our construction projects in Africa and Afghanistan. As discussed above in “—Results of Operations—Consolidated—Impact of our Afghanistan Construction Contracts,” due to significant challenges on several Afghanistan construction contracts resulting partly from the deteriorating security situation in that country, we have made a strategic decision to not bid on any similar fixed-price contracts without revised terms and condition. This strategic decision is expected to impact future revenue in this segment by limiting the construction opportunities available to us.

Operating Income — Operating income decreased $16.6 million, to an operating loss of $17.0 million, for the six months ended October 3, 2008, as compared to the six months ended September 28, 2007. The decrease primarily resulted from the following:
Contingency and Logistics Operations: Operating income decreased $0.5 million, or 11.6%, for the six months ended October 3, 2008, as compared to the six months ended September 28, 2007. We experienced higher costs in the current period related to the ramp-up of our new LOGCAP IV contract which was awarded in early fiscal year 2009. Currently, LOGCAP IV does not contribute significantly to revenue but incurs costs associated with contract set-up and other overhead costs. Additionally, several programs which contributed positively to revenue growth in the quarter did not contribute to operating income since we have not yet recognized award fees. We anticipate an increase in operating income associated with these projects once we have completed portions of the projects and recognize award fees as revenue in accordance with our policies.
Operations Maintenance and Construction Management: Operating loss was $17.7 million for the six months ended October 3, 2008, as compared to operating income of $0.5 million for the six months ended September 28, 2007. As discussed above in “—Results of Operations—Consolidated—Impact of our Afghanistan Construction Contracts,” the operating loss in the current period was the result of a contract loss provision associated with a specific construction project in Afghanistan and adjustment to our estimated margins on several other Afghanistan construction projects.
Maintenance & Technical Support Services
Revenue — Revenue for the six months ended October 3, 2008 increased $68.0 million, or 18.2%, as compared with the six months ended September 28, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Revenue increased $16.8 million, or 16.7%, primarily due to higher deliveries of engines and other support equipment associated with our C-21 and LCCS programs. We expect additional revenue growth for the remainder of the fiscal year due to scope increases from the U.S. government for spending related to the global war on terror.
Field Service Operations: Revenue increased $15.0 million, or 8.9%, for the six months ended October 3, 2008, as compared to the six months ended September 28, 2007, primarily due to a new contract for logistics services at Fort Campbell which started in May 2008 and additional revenue from higher personnel levels in our CFT program.
Aviation & Maintenance Services: Revenue increased $34.8 million, or 33.3%, for the six months ended October 3, 2008, as compared to the six months ended September 28, 2007, primarily due to increased work associated with MRAP vehicles and increased revenue associated with our General Maintenance Corps contract. These increases were offset by declines in our marine services, Columbus Air Force Base support services and in our threat management systems work.
Operating Income — Operating income for the six months ended October 3, 2008 increased $19.3 million, to $28.2 million, as compared to $8.9 million for the six months ended September 28, 2007. The increase primarily resulted from the following:
Contract Logistics Support: Operating income for the six months ended October 3, 2008 increased by $3.8 million, to $2.5 million as compared to a $1.3 loss for the six months ended September 28, 2007. The improved results were primarily due to improved project management in several key programs.
Field Service Operations: Operating income increased $2.1 million, or 18.4%, for the six months ended October 3, 2008, as compared to the six months ended September 28, 2007, primarily due to increased revenue.
Aviation & Maintenance Services: Operating income increased $15.3 million, or 238.6%, for the six months ended October 3, 2008, as compared to the six months ended September 28, 2007, primarily due to increased revenue and improved margins in our MRAP program.

LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operations and borrowings available under our Revolving Facility are our primary sources of short-term liquidity. Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our Revolving Facility will be adequate to meet our liquidity needs for the foreseeable future. However, we cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Revolving Facility in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.
Cash Flow Analysis
The following table sets forth cash flow data for the periods indicated.

	Six Months Ended
(Amounts in thousands)	October 3, 2008	September 28, 2007
Net Cash provided by operating activities	$37,953	$49,910
Net Cash used in investing activities	(19,718)	(3,220)
Net Cash provided by (used in) financing activities	29,165	(39,083)
Cash provided by operating activities for the six months ended October 3, 2008 was $38.0 million, as compared to $49.9 million for the six months ended September 28, 2007. Our strong operating cash flow for the period was the result of higher cash generated from operations offset by a reduction in cash from an increase in our net working capital. Cash generated from operations benefited from our strong operational performance combined with seasonal payment cycles associated with our largest customers’ fiscal calendar. The change in net working capital was primarily due to increases in accounts payable and accrued liabilities and an increase in accounts receivable. Net of revenue growth, our accounts receivable actually declined due to improved collection efforts implemented during the six months ended October 3, 2008. As a result of these efforts, days sales outstanding, a key metric utilized by management to monitor collection efforts on accounts receivable, decreased from 73 days as of March 28, 2008 to 63 days as of October 3, 2008.
Cash used in investing activities was $19.7 million for the six months ended October 3, 2008 as compared to cash used in investing activities of $3.2 million for the six months ended September 28, 2007. This use of cash from investing activities was the result primarily of changes in our cash restricted as collateral on letters of credit.
Cash provided by financing activities was $29.2 million for the six months ended October 3, 2008, as compared to cash used of $39.1 million for the six months ended September 28, 2007. The cash provided by financing activities during the period was primarily from our new financing arrangements discussed below and borrowings under our financed insurance contracts. Cash used in financing activities for the six months ended September 28, 2007 was due primarily to repayments of borrowings under our term loans.
Financing
On July 28, 2008, we entered into the Credit Facility which consists of a revolving credit facility of $200.0 million (including a letter of credit sub facility of $125.0 million) (the “Revolving Facility”) and a term loan facility of $200.0 million (the “Term Loan Facility”). On that date, we borrowed $200.0 million under the Term Loan Facility at the LIBOR rate plus the applicable margin then in effect to refinance certain existing indebtedness and pay certain transaction costs relating to the Credit Facility and the offering of additional senior subordinated notes, discussed below. The maturity date of the Revolving Facility and the Term Loan Facility is August 15, 2012.
As of October 3, 2008, no balance was outstanding under the Revolving Facility, and $200.0 million was outstanding under the Term Loan Facility. Our available borrowing capacity under the Revolving Facility totaled $187.6 million at October 3, 2008, which gives effect to $12.4 million of outstanding letters of credit. We have entered into interest rate swap agreements to hedge our exposure to interest rate increases on a notional principal amount of $200.0 million.

On July 28, 2008, we issued an additional $125.0 million in aggregate principal amount of 9.5% senior subordinated notes due 2013 in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. These notes were issued under the indenture pertaining to our existing 9.5% senior subordinated notes due 2013. As of October 3, 2008, $415.8 million of principal amount of senior subordinated notes was outstanding, net of a $1.2 million unamortized discount. Our senior subordinated notes mature during February 2013. Interest on the senior subordinated notes is payable semi-annually.
Debt Covenants and Other Matters
The Credit Facility contains various financial covenants, including a total leverage ratio, an interest coverage ratio, limitations on capital expenditures and certain limitations based upon eligible accounts receivable. The Credit Facility and the indenture pertaining to the senior subordinated notes also contain covenants that restrict the ability of the Company and its subsidiaries to, among other things, dispose of assets; incur additional indebtedness; prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates.
At October 3, 2008, we were in compliance with the financial and non-financial covenants contained in the Credit Facility and the indenture pertaining to the senior subordinated notes.
OFF BALANCE SHEET ARRANGEMENTS
Our off-balance sheet arrangements relate to operating lease obligations and letters of credit, which are excluded from the balance sheet in accordance with GAAP. Our letters of credit and lease obligations are described in Notes 5 and 6, respectively, in the notes to our consolidated financial statements.
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

DISCLOSURE REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent the Company’s expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Statements regarding the amount of our backlog, estimated remaining contract values and estimated total contract values are other examples of forward looking statements. Forward-looking statements involve risks and uncertainties. We caution that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; government policies and the next Presidential administration; termination of key U.S. government contracts; changes in the demand for services that we provide; pursuit of new commercial business and foreign government opportunities; activities of competitors; bid protests; changes in significant operating expenses; changes in availability of capital; general economic and business conditions in the U.S.; acts of war or terrorist activities; variations in performance of financial markets; the inherent difficulties of estimating future contract revenues; anticipated revenues from indefinite delivery, indefinite quantity contracts; expected percentages of future revenues represented by fixed-price and time-and-materials contracts; and other risks detailed from time to time in our reports filed with the SEC. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.
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
(b) Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that have occurred during the fiscal quarter ended October 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL MATTERS
Information related to various commitments and contingencies is described in Note 6 to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS
There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2008, filed with the SEC on June 10, 2008, except as follows:
Current or worsening economic conditions could impact our business.
Over the last several months, there has been a significant deterioration in the U.S. and global economy, which many economic observers expect to worsen and be prolonged. In addition, liquidity has contracted significantly and borrowing rates have increased. We believe that our industry and customer base are less likely to be affected by many of the factors affecting business and consumer spending generally. Accordingly, we believe that we continue to be well positioned in the current economic environment as a result of historic demand factors affecting our industry, the nature of our contracts and our sources of liquidity. However, we cannot assure you that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future. In particular, if the Federal government, due to budgetary considerations, accelerates the expected reduction in combat troops from Iraq, fails to implement expected troop increases in Afghanistan, otherwise reduces the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, our business, financial condition and results of operations could be adversely affected.
Furthermore, although we believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business, we cannot assure you that will be the case. A longer term credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our annual meeting of shareholders held on July 15, 2008 (the “Annual Meeting”), the shareholders elected William L. Ballhaus, Michael J. Bayer, Charles S. Ream, and Peter J. Schoomaker to our Board, each to serve a three-year term. The following table shows the vote tabulation for the shares represented at the meeting:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
William L. Ballhaus	55,304,699	536,997	—
Michael J. Bayer	55,345,200	496,496	—
Charles S. Ream	55,392,374	449,322	—
Peter J. Schoomaker	55,363,521	478,175	—
The terms of office of the following directors continued through and after the meeting:
General Richard E. Hawley (USAF Ret.)
Herbert J. Lanese
General Barry R. McCaffrey (USA Ret.)
Ramzi M. Musallam
Robert B. McKeon
Admiral Joseph W. Prueher (USN Ret.)
Mark H. Ronald
Admiral Leighton W. Smith, Jr. (USN Ret.)
William G. Tobin
Our shareholders also ratified the Audit Committee’s decision at the Annual Meeting to retain Deloitte and Touche LLP as the Company’s independent auditors for the 2009 fiscal year. The vote was 55,828,104 in favor, 9,871 against, and 3,721 abstaining.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, the Quarterly Report on Form 10-Q.

Exhibit
Number		Description
3.1	*	Amendment No. 8 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNCORP INTERNATIONAL INC. Date: November 12, 2008
/s/ MICHAEL J. THORNE
Name:	Michael J. Thorne
Title:	Senior Vice President and Chief Financial Officer