Form 10-K
period 2009-04-03
DYNCORP INTERNATIONAL INC.
filed 2009-06-11
CIK 1338916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2009
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
     As of October 3, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, 57,000,000 shares of Class A common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the registrant on that date was approximately $403 million (based upon the closing price on the New York Stock Exchange on October 3, 2008 of $16.11 per share). Aggregate market value is estimated solely for the purposes of this report.
     As of June 1, 2009, the registrant had 56,251,900 shares of its Class A common stock outstanding.
Documents Incorporated by Reference
     Portions of the registrant’s Definitive Proxy Statement to be filed subsequent to the date hereof with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended April 3, 2009.

DYNCORP INTERNATIONAL INC.

Forward-Looking Statements
          This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent our expectation or belief concerning future events. Forward-looking statements involve risks and uncertainties. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Statements regarding the amounts of our backlog, estimated remaining contract values and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements, including, without limitation, our substantial level of indebtedness; policy and/or spending changes implemented by the new Presidential administration; termination of key United States (“U.S.”) government contracts; changes in the demand for services that we provide; pursuit of new commercial business and foreign government opportunities; activities of competitors; bid protests; changes in significant operating expenses; changes in availability of or cost of capital; general political, economic and business conditions in the U.S.; acts of war or terrorist activities; variations in performance of financial markets; the inherent difficulties of estimating future contract revenue; anticipated revenue from indefinite delivery, indefinite quantity (“IDIQ”) contracts; expected percentages of future revenue represented by fixed-price and time-and-materials contracts; and statements covering our business strategy, those described in “Item 1A Risk Factors”. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances; therefore, there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.
PART I
ITEM 1. BUSINESS.
          Unless the context otherwise indicates, references herein to “we,” “our,” “us” or “DynCorp International” refer to DynCorp International Inc. and our consolidated subsidiaries. We refer to our subsidiary, DynCorp International LLC and our subsidiaries, as our “operating company.” We report results on a 52/53-week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year. Our fiscal year 2009 included 53 weeks while fiscal year 2008, and 2007 each included 52 weeks.
Overview
          We are a leading provider of specialized, mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations, and linguist services. We also provide logistics support for all our services. Through our predecessor companies, we have provided essential services to numerous U.S. government departments and agencies since 1951. We are incorporated in the state of Delaware.
          Our customers include the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 96%, 95%, and 97% of total revenue in fiscal years 2009, 2008, and 2007, respectively.
          During fiscal years 2006 through 2008, we conducted our operations through two reportable segments: Government Services (“GS”) and Maintenance and Technical Support Services (“MTSS”). On March 29, 2008, we divided our GS operating segment into two new segments, International Security Services (“ISS”) and Logistics and Construction Management (“LCM”), to enable us to better capitalize on business development opportunities and enhance our ongoing service. Our ISS operating segment consists of our Law Enforcement and Security strategic business unit, our Specialty Aviation and Counter-Drug Operations strategic business unit and Global Linguist Solutions (“GLS”), our joint venture for the Intelligence and Security Command (“INSCOM”) contract described below. Our LCM operating segment consists of our Contingency and Logistics Operations strategic business unit and our Operations Maintenance and Construction Management strategic business unit and includes any work awarded under the Logistics Civil Augmentation Program (“LOGCAP IV”). Our third segment is MTSS, which consists of its original components and DynMarine services, which previously reported under the former GS segment.
          On April 6, 2009, we announced a further reorganization of our business structure to better align with strategic markets and to streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-

owned, and a third segment, GLS, which is a 51% owned joint venture. The new structure became effective April 4, 2009, the start of our 2010 fiscal year, and is more fully described in Note 17 to our consolidated financial statements.
          In addition to the information presented below, Note 13 to our consolidated financial statements contains additional information about our operating segments and geographic areas in which we have conducted business for fiscal years 2009, 2008, and 2007. We have restated the corresponding items of segment information for fiscal years 2008 and 2007 to conform to our fiscal year 2009 segment presentation.
International Security Services
          ISS provides outsourced services primarily to government agencies worldwide. ISS consists of the following strategic business units:
          Law Enforcement and Security. This strategic business unit provides international policing and police training, judicial support, immigration support and base operations. In addition, it provides security and personal protection for diplomats and designs, installs and operates security systems for use by government agencies.
          Specialty Aviation and Counter-drug Operations. This strategic business unit provides services including drug eradication and host nation pilot and crew training.
          Global Linguist Solutions. This joint venture between DynCorp International and McNeil Technologies, in which we have a 51% ownership interest, provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre for a wide range of foreign languages.
Key ISS Contracts
          Intelligence and Security Command. In December 2006, GLS was awarded the INSCOM contract by the U.S. Army for the management of linguist and translation services in support of the military mission known as Operation Iraqi Freedom, or “OIF.” After a series of protests, on March 13, 2008, the U.S. Army authorized GLS to resume performance on a contract for management of translation and interpretation services in support of OIF after a February 2008 protest of the contract award was withdrawn. This five year contract has a maximum value of $4.6 billion and a current awarded value of $3.5 billion. Under the contract, GLS provides rapid recruitment, deployment, and on-site management of interpreters and translators in-theater for a wide range of foreign languages in support of the U.S. Army, unified commands, attached forces, combined forces, and joint elements executing the OIF mission, and other U.S. government agencies supporting the OIF mission.
          Civilian Police. The Civilian Police contract was awarded to us by the DoS in February 2004. Our Civilian Police contract has an estimated total contract value of $3.8 billion over the five and one-half year term of this program through August 2009. Through the Civilian Police program, we have deployed civilian police officers from the United States to 12 countries to train and offer logistics support to the local police and assist them with infrastructure reconstruction. Our first significant deployment of civilian police personnel began in the Balkans in 1996, where we helped train local police and provided support during the conflict. We remained in the region through 2004. In addition, we have been awarded multiple task orders under the Civilian Police program, including assignments in Iraq and Afghanistan.
          International Narcotics Eradication and Law Enforcement. In May 2005, the DoS awarded us a contract in support of the International Narcotics and Law Enforcement Air-Wing, or “INL,” program to aid in the eradication of illegal drug operations. We are the sole awardee of this contract, which has an estimated contract value of $1.3 billion for the first four years of the nine-year term. The contract expires in October 2014. This program has been ongoing since 1991, in cooperation with multiple Latin American countries. A similar program in Afghanistan began in 2006.
          California Department of Forestry. We have been helping to fight fires in California since December 2001. We maintain approximately 55 aircraft, providing nearly all types and levels of maintenance: scheduled, annual, emergency repairs, and even structural depot level repair. McClelland Field in Sacramento is home base for approximately 80 DynCorp International mechanics, data entry staff, and quality control inspectors. In addition, we have approximately 55 pilots who operate these aircraft.
          The following table sets forth certain information for our principal ISS contracts, including estimated total contract values of the current contracts as of April 3, 2009:

Estimated
			Current	Total
		Initial/Current	Contract End	Contract
Contract	Principal Customer	Award Date	Date	Value(1)
INSCOM/GLS	U.S. Army	Mar 2008	Apr 2013	$3.8 billion(2)(3)
Civilian Police Program	DoS	Feb 1994/Feb 2004	Aug 2009	$3.8 billion(3)
INL	DoS	Jan 1991/May 2005	Oct 2014	$1.3 billion(3)
California Department of Forestry	State of California	Jan 2002/Jul 2008	Dec 2014	$138 million

(1)	Estimated total contract value has the meaning indicated in “— Estimated Total Contract Value”.

(2)	Awarded to GLS, a joint venture of DynCorp International (which owns a 51% majority interest) and McNeil Technologies (which owns the remaining interest).

(3)	This contract is an IDIQ contract. For more information about IDIQ contracts see “— Contract Types”. Also, for a discussion of how we define estimated remaining contract value for IDIQ contracts, see “— Estimated Remaining Contract Value”.
Logistics & Construction Management
          LCM provides technical support services to government agencies and commercial customers worldwide. LCM consists of the following strategic business units:
          Contingency and Logistics Operations. This strategic business unit provides peace-keeping support, humanitarian relief, de-mining, worldwide contingency planning and other rapid response services. In addition, it offers inventory procurement and tracking services, equipment maintenance, property control, data entry and mobile repair services.
          Operations Maintenance and Construction Management. This strategic business unit provides facility and equipment maintenance and control and custodial and administrative services. In addition, it provides civil, electrical, infrastructure, environmental and mechanical engineering and construction management services.
Key LCM Contracts
          Logistics Civil Augmentation Program. On April 17, 2008, we were selected as one of three prime contractors to provide logistics support under the LOGCAP IV contract. LOGCAP IV is the Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities to support U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. The contract has a term of up to ten years, a ceiling value of $50 billion and an annual ceiling value to us and our subcontractors of approximately $5 billion, depending on the number of individual task orders that are awarded under the contract. The LOGCAP IV objective is to use civilian contractors to perform selected services in a theater of operations to augment U.S. Army forces and release military units for other missions or to fill U.S. Army resource shortfalls.
          War Reserve Materiel. Through our War Reserve Materiel program, we provide management of the U.S. Air Force Southwest Asia War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait and two locations in the United States (Albany, Georgia and Shaw Air Force base, South Carolina). We store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the global war on terror. During Operation Enduring Freedom and OIF, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The War Reserve Materiel program continues to partner with the U.S. Central Command Air Force in the development of new and innovative approaches to asset management.
          Africa Peacekeeping. We have assumed increasing responsibilities in Africa through our Africa Peacekeeping contract operations, supporting the DoS in Ethiopia, Liberia, Nigeria, Senegal, Somalia, and Sudan. Our experience in logistics and contingency operations is a valuable asset to many efforts such as peacekeeping, humanitarian aid, and national reconstruction. We arrange transportation, manage construction and provide security and equipment training. We also provide advisors and serve as a liaison with the DoS.
          The following table sets forth certain information for our principal LCM contracts, including estimated total contract values of the current contracts as of April 3, 2009:

Estimated
			Current	Total
		Initial/Current	Contract End	Contract
Contract	Principal Customer	Award Date	Date	Value(1)
LOGCAP IV	U.S. Army	Apr 2008	Apr 2018	$50 billion(2)(3)
War Reserve Materiel II	U.S. Air Force	Oct 2008	Sep 2016	$382 million
Africa Peacekeeping	DoS	May 2003	Dec 2009	$340 million(2)

(1)	Estimated total contract value has the meaning indicated in “— Estimated Total Contract Value”.

(2)	This contract is an IDIQ contract. For more information about IDIQ contracts see “— Contract Types”. Also, for a discussion of how we define estimated remaining contract value for IDIQ contracts, see “— Estimated Remaining Contract Value”.

(3)	The $50 billion dollar value is a ceiling value and not necessarily representative of the amount of work we will be awarded under the contract.
Maintenance & Technical Support Services
          MTSS offers the following services:
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
          Aviation Engineering. Our aviation engineering technicians manufacture and install aircraft modification programs for a broad range of weapons systems and aircraft engines. In addition, we provide services such as engineering design, kit manufacturing and installation, field installations, configuration management, avionics upgrades, cockpit and fuselage redesign and technical data, drawings and manual revisions.
          Aviation Ground Equipment Support. Our aviation ground equipment support services include ground equipment support, maintenance and overhaul, modifications and upgrades, corrosion control, engine rebuilding, hydraulic and load testing and serviceability inspections. We provide these services worldwide and offer both short- and long-duration field teams. As of April 3, 2009, we employed over 850 mechanics, technicians and support personnel who perform depot level overhaul of ground support equipment for U.S. Navy and U.S. Coast Guard programs and provide depot level ground support equipment at approximately 20 worldwide locations.
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
          In addition to looking at our MTSS business by service offering, much of our internal management is performed viewing our business by Strategic Business Area (“SBA”). The nature of our MTSS business is dynamic, and our service offerings typically cross all of our SBA’s. From a management perspective, an SBA does not represent a distinct business within MTSS but is rather an accumulation of contracts and services into a management group for accountability and reporting. For the year ended April 3, 2009, our SBA’s were as follows:
          Contract Logistics Support Provides worldwide support of U.S. Army, Air Force and Navy fixed wing assets. Aircraft are deployed throughout the U.S., Europe, Asia, South America and the Middle East. Contract Logistics Support (“CLS”) provides flight line through depot level maintenance consisting of scheduled and unscheduled events. Specific functions include repair, overhaul and procurement of components, procurement of consumable materials and transportation of materials to and from the operating sites. In addition, the team is responsible for obsolescence engineering, quality control, inventory management, avionics upgrades and recovery of downed aircraft.
          Field Service Operations. Provides worldwide maintenance, modification, repair, and logistics support on aircraft, weapons systems, and related support equipment to the DoD and other U.S. government agencies. Contract Field Teams is the most significant program in our Field Service Operations (“FSO”) SBA. Our Company and its predecessors have provided this service for over 57 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. FSO employs over 3,800 personnel worldwide.
          Aviation & Maintenance Services. Provides aircraft fleet maintenance and modification services, ground vehicle maintenance and modification services, marine services, pilot and maintenance training, logistics support, air traffic control services, base and depot operations, program management and engineering services. These services are offered on a domestic and international basis. With programs in seven international locations, as well as the U.S., Aviation and Maintenance Services employs over 2,400 personnel worldwide.
Key MTSS Contracts
Contract Field Teams
          Contract Field Teams (“CFT”) is the most significant program in our MTSS segment. We have provided this service for over 57 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. The services we provide under the Contract Field Teams program generally include mission support to aircraft and weapons systems and depot-level repair. The principal customer for our Contract Field Teams program is the DoD. This contract has a $10.1 billion estimated total contract value for multiple awardees over a seven-year term through September 2015.
Life Cycle Contractor Support
          This MTSS program consists of contracts with the U.S. Army and the U.S. Navy. Under the Life Cycle Contractor Support-Army contracts, we provide aircraft maintenance and logistics for 165 C-12/RC-12 and 27 UC-35 aircraft, as well as services for a major avionics suite upgrade of 39 aircraft for Global Air Traffic Management compliance. Under our Life Cycle Contractor Support-Navy contracts, we provide aircraft maintenance and logistics for the U.S. Navy’s 6 UC-35 aircraft. We entered into the Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts in August 2000 and the Global Air Traffic Management portion of our Army contract in March 2003. The Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts are up for re-competition in January 2010. These contracts have estimated total contract values of $1,150 million and $65 million for Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy, respectively.
Andrews Air Force Base
          Under the Andrews Air Force Base contract, we perform aircraft maintenance and base supply functions, including full back shop support, organizational level maintenance, fleet fuel services and supply, launch and recovery and FAA repair services. Our principal customer under this contract is the U.S. Air Force. We entered into this contract in January 2001, and it is up for re-competition in December 2011. This contract has a $371 million estimated total contract value.
Columbus Air Force Base
          We provide aircraft and equipment maintenance functions for T-37, T-38, T-1 and T-6 training aircraft in support of the Columbus AFB Specialized Undergraduate Pilot Training Program in Columbus, Mississippi. Our customer under this program is the U.S. Air Force — Air Education and Training Command and specifically the 14th Flying Training Wing. This contract provides for a firm fixed-price incentive fee with an incentive award fee. Estimated total contract value is $291 million. The performance period started October 2005 and runs through September 2012. We have completed a transition from the old T-37 primary trainer to the new T-6 turbo prop. Additionally, this 14th Flying Training Wing has one additional squadron of T-38s dedicated to fighter lead-in-training.
Army Prepositions Stocks Afloat
          We perform organizational and intermediate level maintenance and support services on U.S. Army equipment at Army Field Support Battalion Afloat, also known as AFSB-A, located in Charleston, South Carolina and aboard ships. The customer is the Army Sustainment Command; Army Field Support — Afloat. The contract terms provide for a cost-plus/fixed-fee and include an award fee. The contract has an estimated total contract value of $269 million. The re-compete process for this contract has commenced, as it expires in fiscal year 2010. There are approximately 450 of our employees on this contract.
C-21 Contractor Logistics Support
          Under the C-21A CLS Program, we perform organizational, intermediate and depot level maintenance, together with supply chain management for approximately 56 C-21A (Lear 35A) aircraft operated by the U.S. Air Force at seven main operating bases and one deployed location.
UAE General Maintenance Corporation
          In December 2007, the UAE Ministry of Defense selected us to provide maintenance, training, supply chain management, and facilities management for its fleet of 17,000 military and commercial ground vehicles. This is a seven-year contract with an estimated total contract value of $164 million, with an option to renew for an additional five years. The contract is under the authority of the UAE Land Forces’ General Maintenance Corporation.
          The following table sets forth certain information for our principal MTSS contracts, including estimated total contract values of the current contracts as of April 3, 2009:

Estimated
			Current	Total
		Initial/Current	Contract End	Contract
Contract	Principal Customer	Award Date	Date	Value(1)
Contract Field Teams	DoD	Oct 1951/Jul 2008	Sept 2015	$2.6 billion(2)(3)
Life Cycle Contractor Support	U.S. Army and U.S. Navy	Aug 2000	Jan 2010	$1.2 billion
Andrews Air Force Base	U.S. Air Force	Jan 2001	Mar 2011	$371 million
Columbus Air Force Base	U.S. Air Force	Oct 1998/Jul 2005	Sep 2012	$291 million
Army Prepositions Stocks Afloat	U.S. Army	Feb 1999	Jul 2009	$269 million
C-21 Contractor Logistics Support	U.S. Air Force	Sept 2006	Sept 2011	$212 million
UAE General Maintenance Corps	UAE Armed Forces	Dec 2006	Mar 2014	$164 million

(1)	Estimated total contract value has the meaning indicated in “— Estimated Total Contract Value”.

(2)	This contract is an IDIQ contract. For more information about IDIQ contracts see “— Contract Types.” Also, for a discussion of how we define estimated remaining contract value for IDIQ contracts, see “— Estimated Remaining Contract Value”.

(3)	The $2.6 billion dollar value represents the estimate from the awarded contract and not necessarily representative of the amount of work we will actually be awarded under the contract.
Contract Types
          Our contracts typically have a term of three to ten years consisting of a base period of one year with multiple one-year options. Our contracts typically are awarded for an estimated dollar value based on the forecast of the work to be performed under the contract over its maximum life. In addition, we have historically received additional revenue through increases in program scope beyond that of the original contract. These contract modifications typically consist of “over and above” requests derived from changing customer requirements and are reviewed by us for appropriate revenue recognition. The U.S. government is not obligated to exercise options under a contract after the base period. At the time of completion of the contract term of a government contract, the contract is re-competed to the extent that the service is still required.
          Our contracts with the U.S. government or the government’s prime contractor (to the extent that we are a subcontractor) generally contain standard, unilateral provisions under which the customer may terminate for convenience or default. U.S. government contracts generally also contain provisions that allow the U.S. government to unilaterally suspend us from obtaining new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.
          Our business generally is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each of these is described below.
•	Fixed-Price Type Contracts: In a fixed-price contract, the price is not subject to adjustment based on costs incurred, which can favorably or adversely impact our profitability depending upon our execution in performing the contracted service. Our fixed-price contracts include firm fixed-price, fixed-price with economic adjustment, and fixed-price incentive.

•	Time-and-Materials Type Contracts: Time-and-materials type contracts provide for acquiring supplies or services on the basis of direct labor hours at fixed hourly/daily rates plus materials at cost.

•	Cost-Reimbursement Type Contracts: Cost-reimbursement type contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract, plus a fixed-fee, award-fee or incentive-fee. Award-fees or incentive-fees are generally based upon various objective and subjective criteria, such as aircraft mission capability rates and meeting cost targets.
          Any of these three types of contracts discussed above may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our Civilian Police and Contract Field Teams programs are two examples of IDIQ contracts. In fiscal years 2009, 2008, and 2007, 73%, 70%, and 72% of our revenue, respectively, were attributable to IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor. In some instances, the contractor may identify specific projects and propose to perform the service for a customer within the scope of the IDIQ contract, although the customer is not obligated to order the services.
          Our historical contract mix by type for the last three fiscal years, as a percentage of revenue, is indicated in the table below.

	Fiscal Year
Contract Type	2009	2008	2007
Fixed-Price	27%	37%	41%
Time-and-Materials	24%	33%	36%
Cost-Reimbursement	49%	30%	23%

Totals	100%	100%	100%

          The INSCOM contract is a cost-reimbursement type contract, and we expect that the majority of the task orders issued under the LOGCAP IV contract will be cost-reimbursement type task orders. We therefore anticipate that cost-reimbursement type contracts will represent a greater percentage of our revenue in the foreseeable future. With this shift to cost-reimbursement type contracts, our consolidated operating margin percentage could be lower, as cost-reimbursement type contracts typically carry lower margins than other contract types, but also carry lower risk of loss.
          Under many of our contracts, we rely on subcontractors to perform all or a portion of the services we are obligated to provide to our customers. We often enter into subcontract arrangements in order to meet government requirements that certain categories of services be awarded to small businesses. We use subcontractors primarily for specialized, technical labor and certain functions such as construction and catering.
Competition
          We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are highly competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors possess greater financial and other resources or are better positioned to compete for certain contract opportunities. Our competitors include Civilian Police International, Science Applications International Corporation, ITT Corporation, KBR, Inc., IAP Worldwide Services, Inc., Xe Inc., Triple Canopy Inc., Fluor Corporation, Lockheed Martin Corporation, United Technologies Corporation, L-3 Holdings, Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd. and Serco Group Plc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness and customer relationships.
Backlog
          We track backlog in order to assess our current business development effectiveness and to assist us in forecasting our future business needs and financial performance. Our backlog consists of funded and unfunded amounts under contracts. Funded backlog is equal to the amounts actually appropriated by a customer for payment of goods and services less actual revenue recognized as of the measurement date under that appropriation. Unfunded backlog is the actual dollar value of unexercised, priced contract options and the unfunded portion of exercised contract options. Most of our U.S. government contracts allow the customer the option to extend the period of performance of a contract for a period of one or more years. These priced options may or may not be exercised at the sole discretion of the customer. Historically, it has been our experience that the customer has typically exercised contract options.
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

          The following table sets forth our approximate backlog as of the dates indicated (dollars in millions):

	April 3,	March 28,	March 30,
	2009	2008	2007
ISS:
Funded backlog	$683	$464	$727
Unfunded backlog	3,678	4,030	3,758

Total ISS backlog	$4,361	$4,494	$4,485

LCM:
Funded backlog	$184	$140	$149
Unfunded backlog	578	59	91

Total LCM backlog	$762	$199	$240

MTSS:
Funded backlog	$563	$560	$526
Unfunded backlog	612	708	881

Total MTSS backlog	$1,175	$1,268	$1,407

CONSOLIDATED:
Funded backlog	$1,431	$1,164	$1,402
Unfunded backlog	4,867	4,797	4,730

Total consolidated backlog	$6,298	$5,961	$6,132

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
          The following table sets forth our estimated remaining contract value as of the dates indicated (dollars in millions):

	April 3,	March 28,	March 30,
	2009	2008	2007
ISS estimated remaining contract value	$5,302	$5,976	$7,249
LCM estimated remaining contract value	786	241	335
MTSS estimated remaining contract value	2,327	1,268	1,407

Total Estimated Remaining Contract Value (1)	$8,415	$7,485	$8,991

(1)	See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details concerning contract value.
Estimated Total Contract Value
          The estimated total contract value represents amounts expected to be realized from the current award date to the current contract end date (i.e., revenue recognized to date plus backlog). For the reasons stated above and under the “Item 1.A. Risk Factors,” the estimated contract value or ceiling value specified under a government contract or task order is not necessarily indicative of the revenue that we will realize under that contract.
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
          Our government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. government to negotiate the contract effectively. In addition, the U.S. government may perform a pre-award audit to determine our capability to perform under a contract. During the performance of a contract, the U.S. government may have the right to examine our costs incurred in the contract, including any labor charges, material purchases and overhead charges. Upon a contract’s completion, the U.S. government performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal. The government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act, which are proposals in excess of $650,000, to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.
          The Defense Contract Audit Agency (“DCAA”) performs these audits on behalf of the U.S. government. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all contracts on a yearly basis. We have DCAA auditors on-site to monitor our billing and back-office operations. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs. All of our contract incurred costs for U.S. government contracts completed through fiscal year 2004 have been audited by the DCAA and approved by the Defense Contract Management Agency. The audits for such costs during subsequent periods are continuing. See “Item 1.A. Risk Factors — A negative audit or other actions by the U.S. government could adversely affect our operating performance”.
          At any given time, many of our contracts are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.
          Over the last several months, U.S. Government contractors, including our Company, have seen a trend of increased scrutiny by the DCAA and other U.S. Government agencies. If any of our internal control systems or policies are found non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government scrutiny and approval that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. Government. These adverse outcomes could also occur if the DCAA cannot timely complete periodic reviews of our control systems which could then render the status of these systems as “not reviewed”.
Sales and Marketing
          We market our services to U.S. and foreign governments, including their military branches. We also market our services to commercial entities in the U.S. and abroad. We position our sales and marketing personnel to cover key accounts such as the Department of State and the Department of Defense, as well as market segments which hold the most promise for aggressive growth.
          We participate in national and international tradeshows, particularly as they apply to aviation services, logistics, contingency support, and defense. We are also an active member in several organizations related to services contracting, such as the Professional Services Council.
          We are leveraging our experience and capability in providing value added and complementary services to companies that require support in remote and hazardous regions of the globe.
          Our sales and marketing personnel are positioned globally to establish a local presence in select market segments that hold the most promise for aggressive growth, whether it is global platform support services or global stability and development solutions. These activities support our objective to be the leading global government services provider in support of U.S. national security and foreign policy objectives.
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
Employees
          As of April 3, 2009, we had approximately 22,500 employees in 33 countries, of which approximately 2,550 are represented by labor unions.
Availability of Forms Filed With the U.S. Security and Exchange Commission
          Our shareholders may obtain, free of charge, copies of the following documents (and any amendments thereto) as filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”) as soon as reasonably practical after such material is filed with or furnished to the SEC:
•	annual reports on Form 10-K;

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	statement of changes in beneficial ownership of securities for insiders;

•	proxy statements; and

•	any amendments thereto.
          A copy of these filings may be obtained by going to our Internet website at www.dyn-intl.com and selecting “Investor Relations” and selecting “Financial Information.” Copies may also be obtained by providing a written request for such copies or additional information regarding our operating or financial performance to Cindy Green, Director of Investor Relations, DynCorp International, 13601 North Freeway, Fort Worth, Texas 76177. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.
Certifications
          As required by New York Stock Exchange (“NYSE”) Corporate Governance Standards Section 303A.12(a), in 2008, our Chief Executive Officer submitted to the NYSE a certification that he was not aware of any violation by us of NYSE corporate governance listing standards. Additionally, we filed with this Annual Report, the Principal Executive Officer and Principal Financial Officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
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
•	policy and/or spending changes implemented by the Obama administration;

•	a significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process;

•	curtailment of the U.S. government’s outsourcing of services to private contractors;

•	changes in the political climate, including with regard to the funding or operation of the services we provide; and

•	general economic conditions, including a slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate.
          These or other factors could cause U.S. government agencies to reduce their purchases under our contracts, to exercise their right to terminate our contracts in whole or in part, to issue temporary stop-work orders, or decline to exercise options to renew our contracts. The loss or significant curtailment of our material government contracts, or our failure to renew existing contracts or enter into new contracts could adversely affect our operating performance and lead to an unexpected loss of revenue.
Our U.S. government contracts may be terminated by the U.S. government at any time prior to their completion and contain other unfavorable provisions, which could lead to an unexpected loss of revenue and a reduction in backlog.
     Under the terms of our contracts, the U.S. government may unilaterally:
•	terminate or modify existing contracts;

•	reduce the value of existing contracts through partial termination;

•	delay the payment of our invoices by government payment offices;

•	audit our contract-related costs and fees; and

•	suspend us from receiving new contracts, pending the resolution of alleged violations of procurement laws or regulations.
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
Our U.S. government contracts are subject to competitive bidding, both upon initial issuance and re-competition. If we are unable to successfully compete in the bidding process or if we fail to win re-competitions, it could adversely affect our operating performance and lead to an unexpected loss of revenue.
          Substantially all of our U.S. government contracts are awarded through a competitive bidding process upon initial award and renewal, and we expect that this will continue to be the case. There is often significant competition and pricing pressure as a result of this process. The competitive bidding process presents a number of risks, including the following:
•	we may expend substantial funds and time to prepare bids and proposals for contracts that may ultimately be awarded to one of our competitors;

•	we may be unable to accurately estimate the resources and costs that will be required to perform any contract we are awarded, which could result in substantial cost overruns; and

•	we may encounter expense and delay if our competitors protest or challenge awards of contracts to us, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract. Additionally, the protest of contracts awarded to us may result in the delay of program performance and the generation of revenue while the protest is pending.
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
          Because of the nature of our business, it is not unusual for us to lose contracts to competitors or to gain contracts once held by competitors during recompete periods. Additionally, some contracts simply end as projects are completed or funding is terminated. We have included our most significant contracts by reportable segment in our contract tables in “Item 1. Business” above. Contract end dates are included within the tables to better inform investors regarding the potential impact for our most significant contracts for this risk.
Current or worsening economic conditions could impact our business.
          Over the last year, there has been a significant deterioration in the U.S. and global economy. In addition, liquidity has contracted significantly and borrowing rates have increased. We believe that our industry and customer base are less likely to be affected by many of the factors affecting business and consumer spending generally. Accordingly, we believe that we continue to be well positioned in the current economic environment as a result of historic demand factors affecting our industry, the nature of our contracts and our sources of liquidity. However, we cannot assure you that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future. In particular, if the Federal government, due to budgetary considerations, accelerates the expected reduction in combat troops from Iraq, fails to implement expected troop increases in Afghanistan, otherwise reduces the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, our business, financial condition and results of operations could be adversely affected.
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
Our operations involve considerable risks and hazards. An accident or incident involving our employees or third parties could harm our reputation, affect our ability to compete for business, and if not adequately insured or indemnified, could adversely affect our results of operations and financial condition.
          We are exposed to liabilities that arise from the services we provide. Such liabilities may relate to an accident or incident involving our employees or third parties, particularly where we are deployed on-site at active military installations or in locations experiencing political or civil unrest, or they may relate to an accident or incident involving aircraft or other equipment we have serviced or used in the course of our business. Any of these types of accidents or incidents could involve significant potential claims of injured employees and other third parties and claims relating to loss of or damage to government or third-party property.
          We maintain insurance policies that mitigate risk and potential liabilities related to our operations. Our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. Substantial claims in excess of our related insurance coverage could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
          Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our government customers, and the public, which could result in us losing existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our operating performance.
          Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. For fiscal years 2009, 2008 and 2007, revenue generated from our operations in the Middle East contributed 64%, 52%, and 46% of our revenue, respectively. Insurgents in Iraq and Afghanistan have targeted installations where we have personnel and such insurgents have contributed to instability in these countries. This could impair our ability to attract and deploy personnel to perform services in either or both locations. In addition, we have been required to increase compensation to our personnel as an incentive to deploy them to these regions. To date, we have been able to recover this added cost under the contracts, but there is no guarantee that future increases, if required, will be able to be transferred to our customers through our contracts. To the extent that we are unable to transfer such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services using military personnel. Furthermore, in extreme circumstances, the U.S. government may decide to terminate all U.S. government activities, including our operations under U.S. government contracts in a particular location, country or region and to withdraw all military personnel. The recent change of U.S. presidential administrations may lead to policy changes with respect to U.S. government activities in Iraq or Afghanistan. Congressional pressure to reduce, if not eliminate, the number of U.S. troops in Iraq or Afghanistan, may also lead to U.S. government procurement actions that reduce or terminate the services and support we provide in that theater of conflict. Any of the foregoing could adversely affect our operating performance and may result in additional costs and expenses and loss of revenue.
We are exposed to risks associated with operating internationally.
          A large portion of our business is conducted internationally. Consequently, we are subject to a variety of risks that are specific to international operations, including the following:
•	export regulations that could erode profit margins or restrict exports;

•	compliance with the U.S. Foreign Corrupt Practices Act;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	contract award and funding delays;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from foreign local business practices and cultural considerations;

•	requirements by foreign governments that we locally invest a minimum level as part of our contracts with them, which may not yield any return; and

•	potential military conflicts, civil strife and political risks.
          While we have and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of our foreign business, we cannot ensure that such measures will be adequate.
Our IDIQ contracts are not firm orders for services, and we may never receive revenue from these contracts, which could adversely affect our operating performance.
          Many of our government contracts are IDIQ contracts, which are often awarded to multiple contractors. The award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best-value approach. However, many contracts also permit the government customer to direct work to a specific contractor. Our Civilian Police, Contract Field Team and LOGCAP IV programs are three of our contracts performed under IDIQ contracts. We may not win new task orders under these contracts for various reasons, such as failing to rapidly deploy personnel or high prices, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all. In fiscal years 2009, 2008 and 2007, 73%, 70% and 72% of our revenue, respectively, was attributable to IDIQ contracts.
Our cost of performing under time-and-materials and fixed-price contracts may exceed our revenue which would result in a recorded loss on the contracts.
          Our government contract services have three distinct pricing structures: cost-reimbursement, time-and-materials and fixed-price. With cost-reimbursement contracts, so long as actual costs incurred are within the contract funding and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated fixed-fee and, in some cases, an incentive-based award fee. We assume additional financial risk on time-and-materials and fixed-price contracts, however because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly/daily rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. Also, we assume the risk of damage or loss to government property, and we are responsible for third-party claims under fixed-price contracts. The failure to meet contractually defined performance standards may result in a loss of a particular contract or lower-than-anticipated margins. This could adversely affect our operating performance and may result in additional costs and expenses and possible loss of revenue.
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
          The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, billing, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.
          Audits have been completed on our incurred contract costs through fiscal year 2005 and the Defense Contract Management Agency has approved these costs through fiscal year 2004. Audits and approvals are continuing for subsequent periods. We cannot predict the outcome of such audits and what, if any, impact such audits may have on our future operating performance. For further discussion, see “Item 3. Legal Proceedings” below.
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
          As of April 3, 2009, we had approximately 22,500 employees located in 33 countries around the world. Of these employees, approximately 2,550 are represented by labor unions. As of April 3, 2009, we had approximately 75 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in September 2012. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.
Proceedings against us in domestic and foreign courts could result in legal costs and adverse monetary judgments, adversely affect our operating performance and cause harm to our reputation.
          We are involved in various claims and lawsuits from time to time. For example, we are a defendant in two consolidated lawsuits seeking unspecified damages brought by citizens and certain provinces of Ecuador. The basis for the actions, both pending in U.S. District Court for the District of Columbia, arises from our performance of a U.S. Department of State contract for the eradication of narcotic plant crops in Colombia. The lawsuits allege personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. In the event that a court decides against us in these lawsuits, and we are unable to obtain indemnification from the government, Computer Sciences Corporation in one of the cases, or contributions from the other defendants, we may incur substantial costs, which could have a material adverse effect on our results. An adverse ruling in these cases could also adversely affect our reputation and have a material adverse effect on our ability to win future government contracts.
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
We are subject to certain U.S. laws and regulations, which are the subject of rigorous enforcement by the U.S. government; our noncompliance with such laws and regulations could adversely affect our future operating performance.
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
          To the extent that we export products, technical data and services outside the United States, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. Failure to comply with these laws and regulations could result in civil and/or criminal sanctions, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts.
          We do business in certain parts of the world that have experienced, or may be susceptible to, governmental corruption. Our corporate policy requires strict compliance with the U.S. Foreign Corrupt Practices Act and with local laws prohibiting payments to government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Improper actions by our employees or agents could subject us to civil or criminal penalties, including substantial monetary fines, as well as disgorgement, and could damage our reputation and, therefore, our ability to do business.
Competition in our industry could limit our ability to attract and retain customers or employees, which could result in a loss of revenue and/or a reduction in margins, which could adversely affect our operating performance.
          We compete with various entities across geographic and business lines. Competitors of our ISS and LCM operating segments are various solution providers that compete in any one of the service areas provided by those business units. Competitors of our MTSS operating segment are typically large defense services contractors that offer services associated with maintenance, training and other activities. We compete on a number of factors, including our broad range of services, geographic reach, mobility and response time. Foreign competitors may obtain an advantage over us in competing for U.S. government contracts and attracting employees to the extent we are required by U.S. laws and regulations to remit to the U.S. government statutory payroll withholding amounts for U.S. nationals working on U.S. government contracts while employed by our majority-owned foreign subsidiaries, since foreign competitors may not be similarly obligated by their governments.
          Some of our competitors have greater resources or are otherwise better positioned to compete for contract opportunities. For example, original equipment manufacturers that also provide aftermarket support services have a distinct advantage in obtaining service contracts for aircraft they have manufactured, as they frequently have better access to replacement and service parts, as well as an existing technical understanding of the platform they have manufactured. In addition, we are at a disadvantage when bidding for contracts up for re-competition for which we are not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.
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
          We often enter into joint ventures so that we can jointly bid and perform on a particular project. The success of these and other joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our joint venture partners. If our partners do not meet their obligations, the joint ventures may be unable to adequately perform and deliver their contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.
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
          As of April 3, 2009, we had $599.9 million of total indebtedness and $171.5 million of additional borrowing capacity under our senior secured credit facility (which gives effect to $28.5 million of outstanding letters of credit). Based on our indebtedness and other obligations as of April 3, 2009, we estimate our remaining contractual commitments, including interest associated with our indebtedness and other obligations, will be $859.5 million in the aggregate for the remaining period from April 3, 2009 through the end of fiscal year 2013. Such indebtedness could have material consequences for our business, operations and liquidity position, including the following:
•	it may be more difficult for us to satisfy our debt obligations;

•	our ability to obtain additional financing for working capital, debt service requirements, general corporate or other purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•	our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in our industry as compared to our competitors may be compromised due to the high level of indebtedness; and

•	our ability to refinance indebtedness may be limited.
The indenture governing our senior subordinated notes and our senior secured credit facility contain various covenants limiting the discretion of our management in operating our business.
          Our indenture governing our senior subordinated notes (the “Notes”) and the agreements governing our senior secured credit facility contain various restrictive covenants that limit our management’s discretion in operating our business. These instruments limit our ability to engage in, among other things, the following activities, except as permitted by those instruments:
•	incur additional indebtedness or guarantee obligations;

•	repay indebtedness prior to stated maturities;

•	make interest payments on the Notes and other indebtedness that is subordinate to our indebtedness under the senior secured credit facility;

•	pay dividends or make certain other restricted payments;

•	make investments or acquisitions;

•	create liens or other encumbrances; and

•	transfer or sell certain assets or merge or consolidate with another entity.
          In addition, our senior secured credit facility also requires us to maintain certain financial ratios and limits our ability to make capital expenditures. These financial ratios include a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of consolidated EBITDA (as defined in our senior secured credit facility) to cash interest expense for the preceding four quarters. The leverage ratio is a ratio of our debt to our consolidated EBITDA for the preceding four quarters. The senior secured credit facility also restricts the maximum amount of our capital expenditures during each year of the term of the senior secured credit facility. Subject to certain exceptions, our capital expenditures may not exceed, in any fiscal year, the greater of $15 million or 5% of our consolidated EBITDA for the preceding fiscal year during the term of our senior secured credit facility. Capital expenditures are expenditures that are required by generally accepted accounting principles to be classified as capital expenditures in a statement of cash flows.
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
          Our ability to comply with these covenants may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained, or if obtained, would be on terms acceptable to us. In addition, the holders of Notes have no control over any waivers or amendments with respect to any debt outstanding other than the debt outstanding under the indenture.
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

          We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indenture governing our Notes may restrict us from carrying out any of these alternatives. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms, it could significantly, adversely affect our financial condition.
Despite our current indebtedness level, our company, including our subsidiaries, may incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.
          As of April 3, 2009, we had up to $171.5 million of additional availability under our senior secured credit facility (which gives effect to $28.5 million of outstanding letters of credit). The terms of the senior secured credit facility and the Notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness. It is not possible to quantify the specific dollar amount of indebtedness we may incur because our senior secured credit facility does not provide for a specific dollar amount of indebtedness we may incur. Our senior secured credit facility and the Notes allow us to incur only certain indebtedness that is expressly enumerated in our senior secured credit facility and the indenture governing the Notes. If either we or our subsidiaries were to incur additional indebtedness, the related risks that we now face could increase.
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
          As of June 1, 2009, Veritas Capital owned a majority of the outstanding membership interest in our controlling stockholder, DIV Holding LLC (“DIV”). Veritas Capital indirectly controls approximately 56.5% of our Class A common stock. So long as Veritas Capital continues to beneficially own a significant amount of the outstanding shares of our Class A common stock, it will continue to be able to strongly influence or effectively control our decisions, including the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Two of our thirteen directors are employees of Veritas Capital. Veritas Capital has sufficient voting power to amend our organizational documents. The interests of Veritas Capital may not coincide with the interests of other holders of our Class A common stock. Additionally, Veritas Capital is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Veritas Capital may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In addition, our Bylaws provide that so long as Veritas Capital beneficially owns a majority of our outstanding Class A common stock, the advance notice procedures applicable to stockholder proposals will not apply to Veritas Capital. Amendment of the provisions described in our Amended and Restated Certificate of Incorporation generally will require an affirmative vote of our directors, as well as the affirmative vote of at least a majority of our then outstanding voting stock, if Veritas Capital beneficially owns a majority of our outstanding Class A common stock, or the affirmative vote of at least 80% of our then outstanding voting stock, if Veritas Capital beneficially owns less than a majority of our then outstanding Class A common stock. Amendments to any other provisions of our Amended and Restated Certificate of Incorporation generally will require the affirmative vote of a majority of our outstanding voting stock. In addition, because we are a controlled company within the meaning of the NYSE rules, we are exempt from the NYSE requirements that our board be composed of a majority of independent directors, and that our compensation and corporate governance committees be composed entirely of independent directors.

          DIV is a party to a registration rights agreement, which grants it rights to require us to effect the registration of its shares of common stock. In addition, if we propose to register any of our common stock under the Securities Act whether for our own account or otherwise, DIV is entitled to include its shares of common stock in that registration.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
          None.
ITEM 2. PROPERTIES.
          We are headquartered in Falls Church, Virginia with major administrative offices in Fort Worth, Texas. As of April 3, 2009, we leased 204 commercial facilities in 23 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to ten years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.
          The following locations represent our major facilities as of April 3, 2009.

Location	Description	Business Segment	Size (sq ft)
Fort Worth, TX	Executive offices — finance and administration	Corporate	194,335
Salalah Port, Oman	Warehouse and storage — WRM contract	LCM	125,000
Falls Church, VA	Executive offices — headquarters	Corporate	113,366
Kabul, Afghanistan	Offices and residence	ISS & LCM	47,000
McClellan, CA	Warehouse — California Fire Program	ISS	18,800
Dubai, UAE	Executive offices — finance and administration	Corporate	12,344
Juba, Sudan	Offices and residence — supports APK contract	LCM	22,915
Herndon, VA	Offices — GLS recruiting center	ISS	11,400
San Diego, CA	Offices — GLS recruiting center	ISS	9,400
          We believe that substantially all of our property and equipment is in good condition, subject to normal use and that our facilities have sufficient capacity to meet the current and projected needs of our business.
ITEM 3. LEGAL PROCEEDINGS.
          Information required with respect to this item is set forth in Note 8 to the consolidated financial statements, in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K and is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 3, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
          Our Class A common is traded on the NYSE under the symbol “DCP”. The table below sets forth the high and low sales prices of our common stock for the periods indicated:

Fiscal Year 2009	High	Low
Fiscal quarter ended:
April 3, 2009	$16.26	$10.61
January 2, 2009	$16.07	$9.95
October 3, 2008	$18.75	$14.05
July 4, 2008	$18.28	$14.00

Fiscal Year 2008	High	Low
Fiscal quarter ended:
March 28, 2008	$27.58	$15.02
December 28, 2007	$27.27	$20.00
September 28, 2007	$23.78	$18.43
June 29, 2007	$23.74	$14.78
          At June 1, 2009, the closing price of our common stock was $14.87 per share, there were 56,251,900 shares of our common stock outstanding and there were approximately 64 holders of record of our common stock.
Dividends
          We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries to make dividend payments on our Class A common stock. However, we have never paid, and do not intend to pay in the foreseeable future, cash dividends on our Class A common stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. The declaration and payment of dividends also are subject to the discretion of our board of directors and depend on various factors, including our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.
Issuer Repurchases of Equity Securities
          Our board of directors has authorized us to repurchase up to $25.0 million per fiscal year of our outstanding common stock and/or senior subordinated notes during fiscal years 2009 and 2010. The securities may be repurchased from time to time in the open market or through privately negotiated transactions at our discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations. Shares of common stock repurchased under this plan will be held as treasury shares. A total of 693,200 shares were repurchased as of April 3, 2009.
          The following table presents information with respect to those purchases of our common stock made during fiscal year 2009:

	Total	Average	Total Number of Shares
	Number of	Price	Purchased Pursuant to	Approx. Dollar Value of
	Shares	Paid Per	Publically Announced	Shares that May Yet Be
Period	Repurchased	Share	Plans	Purchased Under the Plan(2)
Feb. 27, 2009 — Apr. 3, 2009(1)	693,200	$12.49	693,200	$25,000,000

Total	693,200	$12.49	693,200	$25,000,000

(1)	The period between February 27, 2009 and April 3, 2009 represents the twelfth fiscal month of fiscal year 2009.

(2)	The current approval by our board of directors in fiscal year 2009 allows for $25 million in repurchases for a combination of common stock and/or senior subordinated notes during fiscal year 2009 and another $25 million for such repurchases in fiscal year 2010. Unused amounts in fiscal year 2009 are not available for use in fiscal year 2010. During fiscal year 2009, we purchased 693,200 shares and $15.4 million of senior subordinated notes, including applicable fees, which utilized $24.0 million of our availability under the fiscal year 2009 portion of the authorization. A combination of $25 million of shares and/or senior subordinated notes is available for repurchase under this authorization during fiscal year 2010. The current authorization effectively ends at the end of fiscal year 2010.

Equity Compensation Plan Information
          The following table provides information as of April 3, 2009 with respect to Class A shares of our common stock that may be issued under the DynCorp International 2007 Omnibus Incentive Plan (“OIP”) approved by our stockholders on August 8, 2007. See further information regarding our equity stock plans in Note 11 to our consolidated financial statements.

Number of Securities
	Number of Securities		Remaining Available
	to be Issued	Weighted-Average	for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity
	Outstanding Options,	Outstanding Options,	Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plan(1)

Equity compensation plans approved by security holders	345,895	N/A (2)	1,904,105
Equity compensation plans not approved by security holders	None	N/A	None
Total	345,895	N/A (2)	1,904,105

(1)	Excluding securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Currently, we have only issued restricted stock units (“RSUs”) within our OIP, which do not have an exercise price. The weighted-average grant price of our RSUs issued is $17.59.
Stock Performance Graph
          The chart below compares the cumulative total shareholder return on our common shares from our initial public offering on May 4, 2006 to the end of the 2009 fiscal year with the cumulative total return on the Russell 1000 Growth Index and our peer group, as indicated below the table, for the same period. The comparison assumes the investment of $100.00 on May 4, 2006, and reinvestment of all dividends. The shareholder return is not necessarily indicative of future performance.

(1)	Our peer group is composed of the following U.S. Federal Government service providers with whom we compete and/or have common business characteristics: AECOM Technology Corp. (ACM), CACI International Inc. (CAI), ITT Corporation (ITT), KBR Inc. (KBR), L-3 Communications Holdings Inc. (LLL), ManTech International Corp. (MANT), SAIC Inc. (SAI), SRA International Inc. (SRX), and Stanley, Inc. (SXE).

ITEM 6. SELECTED FINANCIAL DATA.
          Prior to February 11, 2005, DynCorp and its subsidiaries, including our operating company, were owned by Computer Sciences Corporation. We refer to this period ended on February 11, 2005 as the “immediate predecessor period”. The selected historical consolidated financial data for the period from April 3, 2004 through February 11, 2005 are derived from our consolidated financial statements.
          On February 11, 2005, our operating company was sold by Computer Sciences Corporation to an entity controlled by Veritas Capital. We refer to the period beginning on February 12, 2005 as the “successor period”. The selected historical consolidated financial data as of and for the period from February 12, 2005 through April 1, 2005 and as of and for the fiscal years ended March 31, 2006, March 30, 2007, March 28, 2008 and April 3, 2009 are derived from our consolidated financial statements.
          We report the results of our operations using a 52-53 week basis. In congruence with this reporting schedule, each quarter of the fiscal year will contain 13 weeks, except for the infrequent fiscal years with 53 weeks, in which case one quarter will contain 14 weeks. The fiscal year ended April 2, 2004 was a 53-week year. The fiscal years ended March 31, 2006, March 30, 2007, and March 28, 2008 were 52-week years. The fiscal year ended April 3, 2009 was a 53-week year.
          This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Successor					Predecessor
	Fiscal Year Ended				49 Days	April 3, 2004
					Ended	to
	April 3,	March 28,	March 30,	March 31,	April 1,	Feb 11,
	2009	2008	2007	2006	2005	2005
	(Dollars in thousands)
Results of operations:
Revenue	$3,101,093	$2,139,761	$2,082,274	$1,966,993	$266,604	$1,654,305
Cost of services	(2,768,962)	(1,859,666)	(1,817,707)	(1,722,089)	(245,406)	(1,496,109)
Selling, general and administrative expenses	(103,583)	(117,919)	(107,681)	(97,520)	(8,408)	(57,755)
Depreciation and amortization	(40,557)	(42,173)	(43,401)	(46,147)	(5,605)	(5,922)
Operating income	187,991	120,003	113,485	101,237	7,185	94,519
Interest expense	(58,782)	(55,374)	(58,412)	(56,686)	(8,054)	—
Interest on mandatory redeemable shares	—	—	(3,002)	(21,142)	(2,182)	—
Loss on early extinguishment of debt, net	(4,131)	—	(3,484)	—	—	—
Loss on extinguishment of preferred stock	—	—	(5,717)	—	—	—
Earnings from affiliates	5,223	4,758	2,913	—	—	—
Interest income	2,195	3,062	1,789	461	7	170
Other income, net	145	199	—	—	—	—
Provision for income taxes	(41,995)	(27,999)	(20,549)	(16,627)	(60)	(34,956)
Minority interest	(20,876)	3,306	—	—	—	—
Net income (loss)	69,770	47,955	27,023	7,243	(3,104)	59,733
Basic and diluted income per share	1.22	0.84	0.49	0.23	N/A	N/A
Cash flows provided (used) by operating activities	140,871	42,361	86,836	55,111	(31,240)	(2,092)
Cash flows used by investing activities	(9,148)	(11,306)	(7,595)	(6,231)	(869,394)	(10,707)
Cash flows (used) provided by financing activities	(16,880)	(48,131)	2,641	(41,781)	906,072	14,325
Balance sheet data (end of period):
Cash and cash equivalents	200,222	85,379	102,455	20,573	13,474	N/A
Working capital(1)	439,997	361,813	282,929	251,329	200,367	N/A
Total assets	1,539,214	1,402,709	1,362,901	1,239,089	1,148,193	N/A
Total debt (including Series A Preferred Stock)	599,912	593,162	630,994	881,372	826,990	N/A
Shareholders’ equity	497,521	424,285	379,674	106,338	96,918	N/A
Other financial data:
EBITDA(2)	217,557	174,820	163,438	148,718	12,896	101,326
Backlog(3)	6,297,903	5,961,000	6,132,011	2,641,000	2,040,000	N/A
Purchases of PP&E and software	7,280	7,738	9,317	6,180	244	8,473

(1)	Working capital is defined as current assets, net of current liabilities.

(2)	We define EBITDA as GAAP net income adjusted for interest, taxes, depreciation and amortization, loss on extinguishment of debt, and a portion of other expense related to interest rate swap losses. We use EBITDA as a supplemental measure in the evaluation of our business and believe that EBITDA provides a meaningful measure of operational performance on a consolidated basis, because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. EBITDA is not a financial measure calculated in accordance with GAAP. Accordingly, it should not be considered in isolation or as a substitute for net income or other financial measures prepared in accordance with GAAP. When evaluating EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA, (ii) whether EBITDA has remained at positive levels historically, and (iii) how EBITDA compares to our debt outstanding. The non-GAAP measure of EBITDA does have certain limitations. It does not include interest expense, which is a necessary and ongoing part of our cost structure resulting from debt incurred to expand operations. EBITDA also excludes tax, depreciation and amortization expenses. Because these are material and recurring items, any measure, including EBITDA, that excludes them has a material limitation. To mitigate these limitations, we have policies and procedures in place to identify expenses that qualify as interest, taxes, loss on debt extinguishments, a portion of other expense related to interest rate swap losses, and depreciation and amortization and to approve and segregate these expenses from other expenses to ensure that EBITDA is consistently reflected from period to period. However, the calculation of EBITDA may vary among companies. Therefore, our EBITDA presented may not be comparable to similarly titled measures of other companies. EBITDA does not give effect to the cash we must use to service our debt or pay income taxes and thus does not reflect the funds generated from operations or actually available for capital investments

(3)	Backlog data is as of the end of the applicable period. See “Item 1. Business” for further details concerning backlog.
          The following table presents a reconciliation of net income (loss) to EBITDA for the periods included below.

	Successor					Predecessor
	Fiscal Year Ended				49 Days	April 3, 2004
					Ended	to
	April 3,	March 28,	March 30,	March 31,	April 1,	Feb 11,
	2009	2008	2007	2006	2005	2005
	(Dollars in thousands)
RECONCILIATION OF NET INCOME (LOSS) TO EBITDA:
Net income (loss)	$69,770	$47,955	$27,023	$7,243	$(3,104)	$59,733
Income taxes	41,995	27,999	20,549	16,627	60	34,956
Interest expense, loss on early extinguishment of debt & preferred stock, and interest rate swap losses recorded in other income/expense (1)(2)	64,158	55,374	70,615	77,828	10,236	—
Depreciation and amortization	41,634	43,492	45,251	47,020	5,704	6,637

EBITDA	$217,557	$174,820	$163,438	$148,718	$12,896	$101,326

(1)	Fiscal year 2009 includes the costs associated with replacing our senior secured credit facility, as defined and further discussed in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, including the write-off of deferred financing fees. Also included is the premium on the redemption of a portion of the senior subordinated notes and write-off of deferred financing costs associated with the early retirement of a portion of the senior subordinated notes. These premiums and write-off represent additional costs of financing. In addition, we added back amounts associated with hedge accounting recorded in other income/expense, as further discussed in Note 10.

(2)	Fiscal year 2007 includes the premium associated with the redemption of all of the previously outstanding preferred stock, premium on the redemption of a portion of the senior subordinated notes and write-off of deferred financing costs associated with the early retirement of a portion of the senior subordinated notes. These premiums and write-off represent additional costs of financing and our capital structure.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Annual Report. Please see “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated. All references in this Annual Report to fiscal years of the U.S. government pertain to the fiscal year which ends on September 30th of each year.
Company Overview
          We are a leading provider of specialized mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations, and linguist services. We also provide logistics support for all our services. As of April 3, 2009, we had approximately 22,500 employees, including employees from our consolidated subsidiaries, in 33 countries, approximately 56 active contracts ranging in duration from three to ten years and approximately 122 active task orders. We have provided essential services to numerous U.S. government departments and agencies since 1951.

          During fiscal years 2006 through 2008, we conducted our operations through two reportable segments: GS and MTSS. On March 29, 2008, we divided our GS operating segment into two new segments, ISS and LCM, to enable us to better capitalize on business development opportunities and enhance our ongoing service. Our ISS operating segment consists of our Law Enforcement and Security strategic business unit, our Specialty Aviation and Counter-Drug Operations strategic business unit and GLS, our joint venture for the INSCOM contract. Our LCM operating segment consists of our Contingency and Logistics Operations strategic business unit and our Operations Maintenance and Construction Management strategic business unit and includes any work awarded under the LOGCAP IV. Our third segment is MTSS, which did not significantly change.
          On April 6, 2009, we announced a further reorganization of our business structure to better align with strategic markets and streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, GSDS and GPSS, are wholly-owned, and a third segment GLS, which is a 51% owned joint venture. The new structure became effective April 4, 2009, the start of our 2010 fiscal year, and is more fully described in Note 17 to our consolidated financial statements.
          In addition to the information presented below, Note 13 to our consolidated financial statements contains additional information about our operating segments and geographic areas in which we have conducted business for fiscal years 2009, 2008, and 2007. We have restated the corresponding items of segment information for fiscal years 2008 and 2007 to conform to our fiscal year 2009 segment presentation.
Current Operating Environment and Outlook
External Factors
          Over most of the last two decades, the U.S. government has increased its reliance on the private sector for a wide range of professional and support services. This increased use of outsourcing by the U.S. government has been driven by a variety of factors including: lean-government initiatives launched in the 1990s; surges in demand during times of national crisis; the increased complexity of missions conducted by the U.S. military and the DoS; increased focus of the U.S. military on war-fighting efforts; and the loss of skills within the government caused by workforce reductions and retirements.
          In the current environment of economic uncertainty and market turmoil, developing and implementing spending, tax, and other initiatives to stimulate the faltering economy is at the forefront of the U.S. Government’s activities. While we expect to see continued support for defense initiatives under the Obama Administration, we expect that initiatives to address economic stimulus will compete with other national priorities, such as DoD and DoS initiatives. While these dynamics will place pressure on defense spending, we believe that, within the defense budget, weapon system acquisitions will be the most likely initial target for budget reductions, and operations and maintenance budgets will remain robust, driven by (i) the need to reset equipment coming out of Iraq, (ii) the logistics and support chain associated with repositioning of forces and eventual draw down in Iraq and (iii) deployments into Afghanistan.
          Although the ultimate size of future defense budgets remains uncertain, current indications are that overall defense spending will continue to increase over the next few years, albeit at lower rates of growth relative to those of the last decade. We believe the following industry trends will result in continued strong demand in our target markets for the types of outsourced services we provide:
•	The continued transformation of military forces, leading to increased outsourcing of non-combat functions, including life-cycle asset management functions ranging from organizational to depot level maintenance;

•	An increased level and frequency of overseas deployment and peace-keeping operations for the DoS and DoD;

•	Increased maintenance, overhaul and upgrade needs to support aging military platforms;

•	Increased outsourcing by foreign governments of maintenance, supply support, facilities management and construction management-related services; and

•	A shift by the U.S. Government from single award to more multiple award IDIQ contracts, which may offer us an opportunity to increase revenue under these contracts by competing for task orders with the other contract awardees.
          Both the U.S. and Iraqi governments have recently communicated the goal and intent for U.S. troop reductions from Iraq. The exact timing of the initial withdrawal and amount of time to fully withdraw U.S. troops is uncertain. However, many industry observers believe that the withdrawal will commence between 2010 and 2011. On the other hand, President Obama has indicated his support for expanded troop levels in Afghanistan. As a result, we expect our level of business involving Iraq to be relatively stable over the next few years, with demand remaining strong for logistics, equipment reset, training and mentoring of Iraqi forces and government agencies and translation services to support security and peacekeeping activities. In Afghanistan, we believe we are well positioned to capitalize on increased U.S. government focus through many of our service offerings, including police training and mentoring, aircraft logistics and operations, infrastructure development, mine resistant and ambush protected or “MRAP” services, poppy eradication and logistics services under LOGCAP IV.
Current Economic Conditions
          We believe that our industry and customer base are less likely to be affected by many of the factors generally affecting business and consumer spending. Accordingly, we believe that we continue to be well positioned in the current economic environment as a result of historic demand factors affecting our industry, the nature of our contracts and our sources of liquidity. However, we cannot be certain that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future.
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
          See “Item 1A. Risk Factors — Current or worsening economic conditions could adversely impact our business”, for a discussion of the risks associated with the current economic condition.
Internal Factors
          Our internal focus for success centers around five key principles:
•	Relentless Performance — Through a relentless mindset in meeting our commitments to our customers every day and in operating with absolute integrity and in accordance with our Code of Ethics and Business Conduct in all that we do.

•	Lean Infrastructure — In order to further fuel our growth and invest in our people, we must generate additional investment capacity by ensuring that our infrastructure is as efficient as possible without jeopardizing our ability to perform.

•	Clear Strategic Investment — We must have clarity in our strategic priorities, and we must properly focus our investments in people, new program pursuits and efforts to penetrate new segments of the market.

•	New Business — Growing our business profitably starts with winning new business. This involves having a winning attitude across our enterprise, particularly in satisfying our current customers and competing for new business.

•	People — We must be the employer of choice, with strong, trusted leadership, an employee-focused environment and a culture of mutual respect in which our employees are empowered and rewarded for serving our customers and ensuring their success.
          We apply these key principles continuously as we assess our operational and administrative performance.
Fiscal Year 2009 Developments
Logistics Civil Augmentation Program
          In April 2008, after extended protest and review, the U.S. Army Sustainment Command selected us, along with KBR Inc. and Fluor Corporation, as the providers of logistics support to the U.S. Army under the LOGCAP IV contract. The LOGCAP IV contract has a ceiling value of $50 billion with a term of up to ten years and an annual ceiling value to us of $5 billion in revenue per year. Task orders will be competed on with the other two awardees and will vary from year to year, depending on U.S. Army funding and strategic objectives. Under this contract, we will support U.S. forces worldwide with immediate focus on those deployed in the Middle East. We started performance on two task orders based in Kuwait in the fourth quarter of fiscal year 2009.

Change of CEO
          On May 13, 2008, we filed a Form 8-K announcing the appointment of William L. Ballhaus as President and Chief Executive Officer, effective May 19, 2008. He succeeded Herb J. Lanese, who was terminated without cause from his duties as Chief Executive Officer, but continues to serve on our board of directors.
DIFZ Sale
          On July 31, 2008, we sold 50% of our ownership interest in our previously wholly owned subsidiary, DynCorp International FZ-LLC (“DIFZ”), for approximately $8.2 million. We financed the transaction by accepting three promissory notes provided by the purchaser. As a result, the financed portion of the sale was accounted for as a capital transaction reflected in additional paid in capital (“APIC”). The notes are to be repaid through the purchaser’s portion of DIFZ quarterly dividends and a $0.5 million down payment. We have recognized a gain of $0.5 million on the sale from receipt of the cash payment in fiscal year 2009. As of April 3, 2009, the sales price was adjusted to $9.7 million, based on the results of a revaluation required by the sales agreement, contingent on approval by the DIFZ board of directors. The adjustment to the purchase price was reflected as an increase to the promissory notes. DIFZ remains a consolidated subsidiary in our financial statements, as it was determined that we remain the primary beneficiary. See further discussion in Note 1.
Afghan Construction
          The results of our operations for fiscal year 2009 exceeded expectations across our core business areas with the exception of our Afghanistan construction contracts within our LCM segment, which encountered cost overruns due to significant challenges, including the deteriorating security situation in Afghanistan. Management has determined that several of our firm fixed price Afghanistan construction contracts will operate at a loss or at margins approaching zero over their contract terms.
          We do not expect to bid any similar firm fixed price contracts without revised terms and conditions. See “— Consolidated Results of Operations” for further information regarding the financial impact of our construction business on our consolidated financial results.
Fiscal Year Ended April 3, 2009 Compared to Fiscal Year Ended March 28, 2008
Consolidated Results of Operations
          The following table sets forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Fiscal Year Ended
	April 3, 2009		March 28, 2008
	(Dollars in thousands)

Revenue	$3,101,093	100.0%	$2,139,761	100.0%

Cost of services	(2,768,962)	(89.3)%	(1,859,666)	(86.9)%
Selling, general and administrative expenses	(103,583)	(3.3)%	(117,919)	(5.5)%
Depreciation and amortization expense	(40,557)	(1.3)%	(42,173)	(2.0)%

Operating income	187,991	6.1%	120,003	5.6%

Interest expense	(58,782)	(1.9)%	(55,374)	(2.6)%
Loss on early extinguishment of debt, net	(4,131)	(0.1)%	—	0.0%
Earnings from affiliates	5,223	0.2%	4,758	0.2%
Interest income	2,195	0.1%	3,062	0.1%
Other income, net	145	0.0%	199	0.0%

Income before taxes	132,641	4.3%	72,648	3.4%
Provision for income taxes	(41,995)	(1.4)%	(27,999)	(1.3)%

Income before minority interest	90,646	2.9%	44,649	2.1%

Minority interest	(20,876)	(0.7)%	3,306	0.2%

Net income	$69,770	2.2%	$47,955	2.2%

          Revenue — Revenue for fiscal year 2009 increased $961.3 million, or 45%, as compared to fiscal year 2008, reflecting increased revenue in all operating segments. The increase, as more fully described in the results by segment, is principally due to growth from new contracts, in particular, the INSCOM contract.
          Cost of services — Cost of services is comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services for fiscal year 2009 increased $909.3 million as compared to fiscal year 2008, primarily the result of the ramp-up of the INSCOM contract. As a percentage of revenue, cost of services increased to 89.3% of revenue in fiscal year 2009 from 86.9% of revenue in fiscal year 2008. This was primarily a result of a change in contract mix as we earned more revenue from cost reimbursement type contracts than from firm fixed priced type contracts, with the INSCOM contract and changes in portions of the CIVPOL contract driving this shift. In addition to our change in contract mix, cost overruns by our Afghanistan construction contracts, as further described below, also contributed to higher cost of services as a percentage of revenue in fiscal year 2009 compared to fiscal year 2008.
          Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, finance, accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A for fiscal year 2009 decreased $14.3 million, or 12.2%, compared to fiscal year 2008. SG&A decreased primarily as a result of lean infrastructure initiatives, primarily through personnel reductions and process efficiency implementations, focused on controlling SG&A costs, offset by approximately $5.0 million in severance costs, including severance costs from the involuntary termination of our former CEO. Fiscal year 2009 SG&A compared to fiscal year 2008 was also positively impacted by non-recurring bid and proposal costs associated with the INSCOM contract which were incurred in fiscal year 2008.
          Interest expense — Interest expense for fiscal year 2009 increased by $3.4 million, or 6.2%, as compared to fiscal year 2008. The increase in interest expense is primarily due to a higher average outstanding debt balance and higher average interest rates as a result of our fiscal year 2009 debt financing as further discussed in “— Liquidity & Capital Resources.” In addition to the change in interest expense, deferred financing fees associated with our prior debt were also written-off as further discussed in Note 7. The impact of this write-off is separately disclosed as Loss on early extinguishment of debt in our consolidated statements of income.
          Income tax expense — Our effective tax rate of 31.7% for fiscal year 2009 decreased from 38.5% for fiscal year 2008. Our effective tax rate was impacted by the tax treatment of our GLS and DIFZ joint ventures which are consolidated for financial reporting purposes but are not consolidated for tax purposes as they are taxed as partnerships under the Internal Revenue Code.
          Minority Interest — Minority interest reflects the impact of our joint venture partners’ interest in our consolidated joint ventures, GLS and DIFZ. For fiscal year 2009, minority interest for GLS and DIFZ was $18.5 million and $2.4 million, respectively. In fiscal year 2008, minority interest for GLS was additive to our net income as GLS was operating at a net loss. There was no minority interest related to DIFZ, as it was a wholly owned subsidiary during fiscal year 2008.
Impact of our Afghanistan Construction Contracts
          For fiscal year 2009, revenue from our Afghanistan construction contracts was $71.2 million, as compared to $18.0 million for fiscal year 2008. The remaining revenue through completion of these contracts is expected to be approximately $98.9 million.
          As discussed in “— Current Operating Environment and Outlook — Fiscal Year 2009 Developments” above, our Afghanistan construction business encountered operational difficulties during fiscal year 2009, which resulted in higher non-reimbursable delivery costs and contractual milestone delays. As a result, a contract loss reserve and associated provision, specific to a large firm fixed price construction contract in Afghanistan, was estimated and recorded during the second quarter of fiscal year 2009, which totaled $18.4 million. Based on our assessment of the status of this project and considering the current security environment in Afghanistan, additional contract losses totaling $19.9 million were recorded in the third and fourth quarters of fiscal year 2009. Utilization of the contract loss reserve through April 3, 2009 was $28.5 million.
          The recording of the additional third quarter loss also triggered an interim assessment of goodwill for potential impairment, as further discussed in Note 3 to our financial statements. As a result of this assessment, we concluded that no goodwill impairment had occurred.
          Additionally, revisions were made to the estimated margins on all other firm fixed priced Afghanistan construction contracts within the Operations Maintenance and Construction Management (“OMCM”) strategic business unit. These firm fixed price Afghanistan construction contracts are expected to operate with margins at or approaching zero over their remaining contract terms.

          The contract loss provision and revisions to estimated margins are based on the best information currently available. Although we believe that these amounts have been estimated appropriately, there can be no assurance that future events will not require us to revise these estimates.
Results by Segment
          The following table sets forth the revenue and operating income for the ISS, LCM and MTSS operating segments, for fiscal year 2009, as compared to fiscal year 2008 (dollar amounts in thousands).
International Security Services

	Fiscal Year Ended	Fiscal Year Ended
	April 3, 2009	March 28, 2008	Change
Revenue	$1,823,141	$1,097,083	$726,058
Operating income	$151,888	$89,588	$62,300
          Revenue — Revenue for fiscal year 2009 increased $726.1 million, or 66.2%, as compared to fiscal year 2008. The increase primarily resulted from the following:
          Law Enforcement and Security: Revenue increased $45.7 million, or 6.7%, primarily due to increases in our security services in Iraq, Palestine, Liberia and Haiti, offset by a decline in security services in Afghanistan. Revenue from our civilian police services in Iraq increased $31.0 million primarily due to higher personnel levels. As a result of new contracts started in early fiscal year 2009, we provided civilian police and security services in Palestine, Liberia and Haiti, which contributed $24.8 million, $4.4 million and $3.6 million, respectively, in increased revenue for the fiscal year. These increases were offset by a decline in Afghanistan of $31.1 million, which was a result of fewer supplies and equipment sales to the customer during fiscal year 2009, as compared to fiscal year 2008, combined with a shift from a fixed price contract structure in fiscal year 2008 to a cost reimbursable contract structure in fiscal year 2009. While we expect revenue from our continuing security services to remain relatively stable in the near term, we anticipate fiscal year 2010 revenue to benefit from our new mentoring and training program to Iraq’s Ministry of Defense and Ministry of Interior, which contributed $6.1 million of revenue in fiscal year 2009.
          Specialty Aviation and Counter-drug Operations: Revenue decreased $25.1 million, or 6.2%, primarily due to a decline in our International Narcotics Law Enforcement programs resulting from scope reductions, offset by new contracts associated with security and drug eradication training in Afghanistan.
          Global Linguist Solutions: Revenue was $709.1 million for the INSCOM contract through our GLS joint venture, which began in the fourth quarter of fiscal year 2008. Revenue also benefited from the recognition of the INSCOM contract award fee of $30.4 million for fiscal year 2009. The award fee is based on achieving specific contract performance criteria, such as operational fill rates. Based on our contract performance history to date, we anticipate the ability to accrue award fees through the remaining life of the INSCOM contract.
          Operating Income — Operating income for fiscal year 2009 increased $62.3 million, or 69.5%, as compared to fiscal year 2008. Operating income benefited from a reduction in SG&A expense of $15.4 million due primarily to proposal costs in fiscal year 2008 associated with INSCOM, specific contract litigation expenses in fiscal year 2008 associated with the Worldwide Network Services (“WWNS”) litigation as further described in Note 8 to our consolidated financial statements and from our lean infrastructure initiatives focused on controlling SG&A costs. Specific to our SBUs, the increase primarily resulted from the following:
          Law Enforcement and Security: Operating income decreased $14.2 million, or 12.7%, due to declining margins, primarily in our Civilian Police services. This margin decline resulted from a shift in portions of our task orders for these services from fixed price in the prior fiscal year to cost reimbursable in the current fiscal year. These declines were partially offset by the successful resolution of approximately $10 million of prior period billing matters, which positively impacted operating income.
          Specialty Aviation and Counter-drug Operations: Operating income increased $14.2 million, or 58.9%, primarily due to higher margins on several new security and drug eradication training contracts in Afghanistan, offset by lower revenue for the fiscal year.
          Global Linguist Solutions: Operating income increased by $46.9 million to $40.8 million for fiscal year 2009 as GLS commenced operations at the end of fiscal year 2008. Fiscal year 2009 operating income benefited from the accrual of the INSCOM contract award fee, which represents the award earned or accrued based on achieving specific contract performance criteria, such as operational fill rates. Operating income earned by GLS benefits net income only by our 51% ownership portion, as 49% of earnings from the joint venture are reflected in minority interest as a reduction to net income.
Logistics and Construction Management

	Fiscal Year Ended	Fiscal Year Ended
	April 3, 2009	March 28, 2008	Change
Revenue	$352,196	$285,317	$66,879
Operating (loss)/income	$(33,406)	$10,854	$(44,260)
          Revenue — Revenue for fiscal year 2009 increased $66.9 million, or 23.4%, as compared to fiscal year 2008. The increase primarily resulted from the following:
          Contingency and Logistics Operations: Revenue increased by $44.1 million, or 33.6%, primarily due to the expansion of services in the Philippines, which contributed $24.2 million of the revenue increase. Revenue also benefited from our support services, where we provided temporary housing in response to the severe flooding in Iowa during the summer of 2008 and increased mediation and humanitarian services provided in Sudan. Additionally, LOGCAP IV contributed $4.7 million of revenue as work began in March 2009 on awarded task orders. These increases were partially offset by a decline in our Africa Peacekeeping program, primarily a result of reductions in current work levels within this program. We anticipate fiscal year 2010 revenue to benefit significantly from task orders under the LOGCAP IV contract with our other programs remaining steady or experiencing declines due to non-recurring work completed during fiscal year 2009.
          Operations Maintenance and Construction Management: Revenue increased $22.9 million, or 14.9%, primarily due to continued progress on our Afghanistan construction projects. This was partially offset by the completion of the Forward Operating Locations contract and contract termination for a construction project in Nigeria. As discussed above in “— Consolidated Results of Operations — Impact of our Afghanistan Construction Contracts,” due to significant challenges on several Afghanistan construction contracts, resulting partly from the deteriorating security situation in that country, we do not expect to bid on any similar firm fixed-price contracts without revised terms and conditions. This is expected to impact future revenue in OMCM by limiting the construction opportunities available to us.
          Operating Income — Operating income for fiscal year 2009 decreased $44.3 million to an operating loss of $33.4 million as compared to operating income of $10.9 million in fiscal year 2008. Although operating income benefited by approximately $1.3 million from our lean infrastructure initiatives focused on controlling SG&A costs in the current year, we encountered SBU specific decreases in operating income, primarily as a result of the following:
          Contingency and Logistics Operations: Operating income decreased by $2.3 million, or 23.3% for fiscal year 2009, as compared to fiscal year 2008. The decrease was primarily driven by a decline in our Africa Peacekeeping program, as a result of reductions in current work levels within this program. Operating income was also negatively impacted by costs related to the ramp-up of our new LOGCAP IV contract, which was awarded in early fiscal year 2009. In fiscal year 2009, LOGCAP IV did not contribute significantly to revenue but incurred costs associated with contract set-up and other overhead costs. In the fourth quarter, we were awarded two LOGCAP IV task orders based in Kuwait worth $98 million which we expect will positively impact operating income in future periods over the life of the task orders.
          Operations Maintenance and Construction Management: Operating income decreased by $43.3 million for fiscal year 2009, as compared to fiscal year 2008. This was primarily due to costs associated with the construction in Afghanistan, which generated $2.6 million of positive operating income in fiscal year 2008; but, lost $40.5 million in fiscal year 2009. This is further discussed above in “Consolidated Results of Operations — Impact of our Afghanistan Construction Contracts”. We anticipate operating OMCM at near breakeven for the foreseeable future.
Maintenance and Technical Support Services

	Fiscal Year Ended	Fiscal Year Ended
	April 3, 2009	March 28, 2008	Change
Revenue	$930,983	$757,361	$173,622
Operating income	$69,509	$19,561	$49,948
          Revenue — Revenue for fiscal year 2009 increased $173.6 million, or 22.9%, as compared to fiscal year 2008. The increase primarily resulted from the following:

          Contract Logistics Support: Revenue increased $56.4 million, or 27.5%, primarily due to higher deliveries of support equipment associated with our C-21 and LCCS programs. This increase is primarily due to supplemental increases in U.S. government spending for aircraft upgrades to support the global war on terror. Within these programs, we expect pressure on fiscal year 2010 revenue as we anticipate less business from supplemental initiatives.
          Field Service Operations: Revenue increased $42.8 million, or 13%, primarily due to a new contract for logistics services at Fort Campbell, which started in May 2008, and increased revenue from higher personnel levels in our CFT program. We expect increased competition on our CFT program over the next fiscal year as the number of contractors has increased from four to seven in this service space. While this could put downward pressure on revenue in fiscal year 2010, we do not believe this will limit our long term opportunities under the CFT program.
          Aviation and Maintenance Services: Revenue increased $74.4 million, or 33.5%, primarily due to increased work associated with MRAP vehicles and increased revenue associated with our General Maintenance Corps contract, offset by a decline in our marine services and a decrease in threat management systems work. We expect higher revenue in the fiscal year 2010, primarily driven by growth in our MRAP program through anticipated work in Afghanistan, partially offset by MRAP declines in Iraq.
          Operating Income — Operating income for fiscal year 2009 increased $49.9 million, to $69.5 million, as compared to $19.6 million for fiscal year 2008. Operating income benefited from our lean infrastructure initiatives focused on controlling SG&A costs, offset by severance associated with the retiring of our MTSS divisional President. The overall year over year cost reduction attributable to MTSS was approximately $6.9 million. Specific to our SBAs, the increase primarily resulted from the following:
          Contract Logistics Support: Operating income for fiscal year 2009 increased by $10.4 million, to $11.5 million, as compared to fiscal year 2008. The increase was primarily due to improved project management in several key programs. Specifically, we experienced improved profitability on our LCCS program due to stringent cost controls implemented during the year and a more favorable product mix which resulted in improved margins. We expect to sustain the operating income improvements achieved in fiscal year 2009 into the next fiscal year.
          Field Service Operations: Operating income increased $3.6 million, or 18.4%, for fiscal year 2009, as compared to fiscal year 2008, driven primarily by increased revenue. We expect near term pressure on our margins in fiscal year 2010 as a result of more competition on new awards from additional IDIQ contractors.
          Aviation and Maintenance Services: Operating income increased $29.0 million, to $47.0 million for fiscal year 2009, as compared to $17.9 million for fiscal year 2008, primarily due to increased revenue and improved mix of contracts with better margins, such as MRAP. We expect operating income to benefit by continued growth in our MRAP program in fiscal year 2010.
Fiscal Year Ended March 28, 2008 to Fiscal Year Ended March 30, 2007
Consolidated Results of Operations
          The following table sets forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Fiscal Year Ended
	March 28, 2008		March 30, 2007
	(Dollars in thousands)
Revenue	$2,139,761	100.0%	$2,082,274	100.0%
Cost of services	(1,859,666)	(86.9)%	(1,817,707)	(87.3)%
Selling, general and administrative expenses	(117,919)	(5.5)%	(107,681)	(5.2)%
Depreciation and amortization expense	(42,173)	(2.0)%	(43,401)	(2.1)%

Operating income	120,003	5.6%	113,485	5.4%
Interest expense	(55,374)	(2.6)%	(58,412)	(2.8)%
Loss on mandatory redeemable shares	—	0.0%	(3,002)	(0.1)%
Loss on early extinguishment of debt and preferred stock	—	0.0%	(9,201)	(0.4)%
Earnings from affiliates	4,758	0.2%	2,913	0.1%
Interest income	3,062	0.1%	1,789	0.1%
Other income, net	199	0.0%	—	0.0%

Income before taxes	72,648	3.4%	47,572	2.3%
Provision for income taxes	(27,999)	(1.3)%	(20,549)	(1.0)%

Income before minority interest	44,649	2.1%	27,023	1.3%

Minority interest	3,306	0.2%	—	0.0%

Net income	$47,955	2.2%	$27,023	1.3%

          Revenue — Revenue for the fiscal year ended March 28, 2008 increased $57.5 million or 2.8% as compared with the fiscal year ended March 30, 2007, reflecting increased revenue in all reporting segments. See “— Results by Segment” below for more analysis of our revenue growth by reportable segment.
          Cost of services — Cost of services for fiscal year 2008 increased $42.0 million or 2.3% primarily due to growth in operations. As a percentage of revenue, costs of services decreased to 86.9% for fiscal year ended March 28, 2008 from 87.3% for fiscal year ended March 30, 2007. The key factors contributing to the decrease in cost of services as a percentage of revenue were continued strong performance of fixed-price task orders combined with contract modifications for construction efforts completed in earlier periods within the LCM operating segment.
          Selling, general and administrative expenses — SG&A for the fiscal year ended March 28, 2008 increased $10.2 million or 9.5% as compared with the fiscal year ended March 30, 2007. Factors contributing to the increased SG&A included: (i) litigation costs associated primarily with the WWNS litigation, which is further described in Note 8 to our consolidated financial statements, (ii) costs incurred in fiscal year 2008 related to our Sarbanes-Oxley compliance preparation, (iii) consulting costs related to proposal activity for potential new contracts; and (iv) general SG&A costs necessary to support the current and anticipated growth of our business. Offsetting these increases were (i) non-recurring severance costs incurred in fiscal year 2007 for certain former executives, and (ii) bonus compensation incurred in fiscal year 2007 associated with our initial public offering.
          Depreciation and amortization expense — Depreciation and amortization for the fiscal year ended March 28, 2008 decreased $1.2 million, or 2.8% as compared to the fiscal year ended March 30, 2007, primarily due to the effects of acquired software becoming fully amortized during the fiscal year.
          Interest expense — Interest expense for the fiscal year ended March 28, 2008 decreased $3.0 million, or 5.2% as compared with the fiscal year ended March 30, 2007. The decrease was primarily due to lower average debt outstanding in the fiscal year ended March 28, 2008, as compared with the fiscal year ended March 30, 2007. The interest expense incurred relates to our then existing senior secured credit facility, the senior subordinated notes and amortization of deferred financing fees.
          Interest income — Interest income for the fiscal year ended March 28, 2008 increased $1.3 million, or 71.2% as compared with the fiscal year ended March 30, 2007 due to higher average balance of our cash sweep accounts.
          Provision for income taxes — Provision for income taxes for the fiscal year ended March 28, 2008 increased $7.5 million or 36.3% as compared to the fiscal year ended March 30, 2007 due to an increase in taxable income offset by a reduction in the effective tax rate to 38.5% from 43.2% for the fiscal years ended March 28, 2008 and March 30, 2007 respectively.
Results by Segment
          The following tables set forth the revenue and operating income for the ISS, LCM and MTSS operating segments, for fiscal year 2008, as compared to fiscal year 2007 (dollar amounts in thousands).

International Security Services

	Fiscal Year Ended	Fiscal Year Ended
	March 28, 2008	March 30, 2007	Change
Revenue	$1,097,083	$1,086,481	$10,602
Operating income	$89,588	$89,130	$458
          Revenue — Revenue for fiscal year 2008 increased $10.6 million, or 1.0%, as compared to fiscal year 2007. The increase primarily resulted from the following fluctuations within our SBUs as viewed by segment management:
          Law Enforcement and Security: Revenue decreased $49.3 million primarily due to a decline in revenue from our operations in Iraq of $84.4 million offset by an increase in Afghanistan of $35.0 million. An additional $0.6 million increase was attributable mainly to non-recurring work in other Middle Eastern nations. In Iraq, we experienced a $66.1 million decrease in our CIVPOL services due to the transition of our operations from leased facilities to customer furnished facilities. As we had operated these leased locations and earned revenue through task orders, this planned transition from these facilities negatively affected our CIVPOL revenue. Despite the decline from the relocation, our core CIVPOL personnel levels remained consistent in Iraq and were not a driver of the decrease. The remaining decrease in revenue from our operations in Iraq was driven primarily by declines in non-recurring work associated with our personal protection services of $18.3 million. The increase in revenue from our operations in Afghanistan was due largely to increased personnel levels as well as additional services associated with the Afghan Poppy Eradication Program.
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
          Global Linguist Solutions: Revenue was $3.6 million for the new INSCOM contract through our GLS joint venture, which began in our fiscal fourth quarter.
          Operating income — Operating income for fiscal year 2008 was consistent with fiscal year 2007. The following sets forth the operating income for the ISS segment for fiscal year 2008 as compared to fiscal year 2007.
          Law Enforcement and Security: Operating income increased $31.0 million as a result of improved contract performance and elimination of non-recurring write-offs from contract losses that occurred in the prior year. Our improved contract performance was primarily a result of effective cost management strategies executed in fiscal year 2008, which allowed us to improve operating income despite a decline in revenue for our services within this SBU.
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
          General SG&A Factors: We incurred a decrease of $19.1 million in operating income related to SG&A expenses in the current fiscal year. The fluctuation was due primarily to additional expenses from proposal costs associated with INSCOM, specific contract litigation expenses associated with the WWNS litigation, further described in Note 8 to our consolidated financial statements, and increases in necessary support functions associated with our current and anticipated growth. These cost increases were offset by one-time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with our initial public offering.
Logistics & Construction Management

	Fiscal Year Ended	Fiscal Year Ended
	March 28, 2008	March 30, 2007	Change
Revenue	$285,317	$266,050	$19,267
Operating income	$10,854	$13,227	$(2,373)
          Revenue — Revenue for fiscal year 2008 increased $19.3 million, or 7.2%, as compared to fiscal year 2007. The increase primarily resulted from the following fluctuations within our SBUs as viewed by segment management:

          Contingency and Logistics Operations: Revenue decreased by $10.1 million primarily due to non-recurring revenue associated with Hurricane Katrina in fiscal year 2007.
          Operations Maintenance and Construction Management: Revenue increased $25.5 million due to the ramp-up in various construction projects in Afghanistan. Our strategic focus has been on our construction services where we are executing a strategy that includes capitalizing on our construction expertise and our global resources in these areas. Because of our focus on this aspect of the business, growth in construction has outpaced our other services within this SBU, such as equipment positioning and military logistics.
          Operating income — Operating income for the fiscal year ended March 28, 2008 decreased $2.4 million or 17.9%, as compared to the fiscal year ended March 30, 2007. The decrease primarily resulted from the following:
          Contingency and Logistics Operations: Operating income decreased by $6.0 million primarily due to the decline in revenue for non-recurring projects as discussed above.
          Operations Maintenance and Construction Management: Continued growth through the ramp-up of new construction projects helped increase our operating income by $2.4 million.
          General SG&A Factors: We incurred an increase of $1.2 million in operating income. The improvement in SG&A expense was primarily a result of one-time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with our initial public offering offset by additional expenses from proposal costs associated with LOGCAP IV.
Maintenance & Technical Support Services

	Fiscal Year Ended	Fiscal Year Ended
	March 28, 2008	March 30, 2007	Change
Revenue	$757,361	$729,743	$27,618
Operating income	$19,561	$11,128	$8,433
          Revenue — Revenue for fiscal year 2008 increased $27.6 million, or 3.8%, as compared to fiscal year 2007. The increase primarily resulted from the following fluctuations within our SBAs as viewed by segment management:
          Contract Logistics Support: Revenue increased $31.9 million due to escalating support requirements associated with our LCCS programs, which include various services such as overhauls, support personnel and equipment supply, primarily for deployments in Iraq and Afghanistan. The increase was driven by shorter time periods between field overhauls on engines and propellers, which are two of our key services. A trend of higher overhauls was noted during the year due to a combination of factors including longer equipment deployments, higher flight volumes and the harsh desert conditions in those regions.
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
          Aviation & Maintenance Services: Revenue increased $27.6 million primarily due to increased work associated with mine resistant vehicles and new threat management systems offset by normal occurrence of completed projects.
          Operating income — Operating income for the fiscal year ended March 28, 2008 increased $8.4 million or 75.8%, as compared to the fiscal year ended March 30, 2007. The increase primarily resulted from the following:
          Contract Logistics Support: Operating income increased $12.7 million due to better margins realized on higher revenue associated with our LCCS programs primarily supporting deployments in Iraq and Afghanistan, in addition to non-recurring losses from fiscal year 2007 associated with our Commercial Support Services program.
          Field Service Operations: Operating income decreased $6.5 million due to lower revenue offset by lower operating costs. The decrease in revenue created an undesirable cost structure due to the nature of our services within this SBA.

          Aviation & Maintenance Services: Operating income increased $0.1 million, which was a result of higher revenue offset by a decrease in margin from several high margin non-recurring projects in fiscal year 2007, in addition to no margin “cost reimbursement only” projects for aircraft maintenance in fiscal year 2008, which increased revenue but ultimately reduced operating margin percentages.
          General SG&A Factors: We incurred an increase of $2.1 million in operating income related to SG&A expenses in the current fiscal year. The fluctuation was primarily due to one time costs incurred in the prior year related to severance expenses for certain former executives and bonus compensation associated with our initial public offering.
LIQUIDITY AND CAPITAL RESOURCES
          Cash generated by operations and borrowings available under our senior secured credit facility are our primary sources of short-term liquidity. Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our senior secured credit facility will be adequate to meet our liquidity needs for the next twelve months.
          Our ability to generate sufficient cash depends on numerous factors beyond our control. We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We expect that our improved cash collection efforts achieved in fiscal year 2009, evidenced by our reduced days sales outstanding, are sustainable in fiscal year 2010 and will help facilitate sufficient cash flow from operations to fund our expected growth. In addition, we expect cash contributions from our LOGCAP IV collaborative partners to contribute funding for operations. However, to support growth related to potential contract and task order awards that could occur in the next fiscal year and servicing our current indebtedness, we may require additional financing beyond that currently provided from operations and by our senior secured credit facility. There can be no assurance that sufficient financing will continue to be available in the future or that it will be available on terms acceptable to us. Failure to obtain sufficient capital could materially hinder our future expansion strategies.
          We are required, under certain circumstances as defined in our senior secured credit facility, to use a percentage of cash generated from operations to reduce the outstanding principal of our term loan. Based on the fiscal year 2009 financial performance and ending balances, we expect this repayment to be $30.5 million, which is anticipated to be paid in July 2009. The amount of the actual repayment can be reduced at the option of our lenders.
Cash Flow Analysis
          The following table sets forth cash flow data for the periods indicated therein:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
(Dollars in thousands)	2009	2008	2007
Net cash provided by operating activities	$140,871	$42,361	$86,836
Net cash used by investing activities	(9,148)	(11,306)	(7,595)
Net cash (used by) provided by financing activities	(16,880)	(48,131)	2,641
Fiscal Year 2009 Compared to Fiscal Year 2008
          Cash provided by operating activities for fiscal year 2009 was $140.9 million as compared to $42.4 million cash provided by operations for fiscal year 2008. Our increase in operating cash flow for the 2009 fiscal year was primarily the result of higher cash generated from operations, partially offset by a reduction in cash from an increase in our net working capital. Cash generated from operations benefited from the combination of our continued revenue growth from new contracts and improved operating efficiency. The change in net working capital was primarily due to an increase in accounts receivable. Net of revenue growth, our accounts receivable actually improved due to billing and collection efficiencies implemented during fiscal year 2009. As a result of these efforts, days sales outstanding, a key metric utilized by management to monitor collection efforts on accounts receivable, decreased from 73 days as of March 28, 2008 to 60 days as of April 3, 2009.
          Cash used in investing activities was $9.1 million for fiscal year 2009, as compared to $11.3 million for fiscal year 2008. This use of cash from investing activities was primarily a result of the combination of fewer PP&E and software purchases during fiscal year 2009, as compared to such purchases in fiscal year 2008.

          Cash used in financing activities was $16.9 million for fiscal year 2009, as compared to $48.1 million for fiscal year 2008. The cash used in financing activities during the fiscal year 2009 was primarily a result of the $8.2 million net effect of extinguishing debt and issuing new debt discussed below as well as in Note 7 of our consolidated financial statements. Cash used of $48.1 million in financing activities for fiscal year 2008 was due primarily to repayments of principal on debt.
Fiscal Year 2008 Compared to Fiscal Year 2007
          Operating cash flow was $42.4 million for fiscal year 2008, a decrease of $44.5 million, or 51.2%, as compared to the fiscal year 2007. The decrease in operating cash flow compared to fiscal year 2007 was primarily attributable to changes in working capital, particularly in accounts receivable and prepaid expenses and other current assets of $92.1 million offset by a net release of restricted cash in fiscal year 2008, as compared to a net use of cash in fiscal year 2007, which had a net impact of $29.1 million. The $20.9 million increase in net income also helped offset the decreases from working capital. The changes in working capital were due to the timing of collections along with business growth from new customers net of GLS expenditures in the fiscal year.
          Net cash used in investing activities was $11.3 million in fiscal year 2008 compared to $7.6 million in fiscal year 2007. The increase in cash used by investing activities was primarily due to a permanent investment in an unconsolidated equity investee.
          Cash flows used in financing activities were $48.1 million for fiscal year 2008, compared to cash flows provided by financing activities of $2.6 million in fiscal year 2007. The cash used by financing activities was primarily related to the repayment of borrowings under our term loans of $37.8 million and net repayments made under other financing arrangements of $11.0 million.
Financing
          Long-term debt consisted of:

	April 3,	March 28,
	2009	2008
	(Dollars in thousands)
Term loans	$200,000	$301,130
9.5% Senior subordinated notes	399,912	292,032

Subtotal	599,912	593,162
Less current portion of long-term debt	(30,540)	(3,096)

Total long-term debt	$569,372	$590,066

          On July 28, 2008 we entered into a senior secured credit facility consisting of a senior secured term loan (“Term Loan”) of $200.0 million, and a senior secured revolving credit facility (“Revolving Facility”) of up to $200.0 million. Borrowings under our Term Loan bear interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”), plus an applicable margin determined by reference to the leverage ratio, as set forth in the credit agreement (the “Applicable Margin”), or the base rate plus the Applicable Margin at our election. The Applicable Margin for LIBOR as of April 3, 2009 was 2.5%, resulting in a 3.7% interest rate on our Term Loan.
          On March 6, 2009, we amended our senior secured credit facility. This amendment reduced certain excess cash flow repayment requirements as defined under our existing secured credit agreement dated as of July 28, 2008, and expanded the current ability to repurchase our common stock to include the right to redeem a portion of the 9.5% senior subordinated notes due 2013 issued by our operating company and DIV Capital Corporation. We expect to make a $30.5 million principal payment in July 2009 as required by our senior secured credit facility. This repayment will impact the remaining Term Loan principal payment schedule. The revised Term Loan principal installments are due quarterly starting with September 2010 for $7.0 million, $15.0 million in quarterly installments from December 2010 through June 2011, $13.5 million in quarterly payments from September 2011 through June 2012, and a final principal payment of $63.5 million on the August 2012, the Term Loan expiration date. Borrowings under the senior secured credit facility are secured by substantially all of our assets and the capital stock of our subsidiaries. A portion of the Revolving Facility is available for letters of credit and swingline loans.
          Borrowings under the Revolving Facility bear interest at a rate per annum equal to the base rate plus an Applicable Margin or LIBOR plus the Applicable Margin. As of April 3, 2009 and March 28, 2008, we had no outstanding borrowings under the Revolving Facility.
          Our available borrowing capacity under the Revolving Facility totaled $171.5 million at April 3, 2009, which gives effect to $28.5 million of outstanding letters of credit under the letter of credit sub facility. With respect to each letter of credit, a quarterly commission in an amount equal to the face amount of such letter of credit multiplied by the Applicable Margin and a nominal fronting fee are required to be paid. The combined rate as of April 3, 2009 was 2.6%.
          We entered into interest rate swap agreements to hedge our exposure to cash flows related to our senior secured credit facility. These agreements are more fully described in Note 10 to our consolidated financial statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”
          In July 2008, we completed a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $125.0 million in aggregate principal amount of additional 9.5% senior subordinated notes, which were issued under the same indenture as the senior subordinated notes issued in February 2005. Net proceeds from the additional offering of senior subordinated notes were used to refinance our then existing senior secured credit facility, to pay related fees and expenses and for general corporate purposes. The additional senior subordinated notes mature on February 15, 2013. The additional senior subordinated notes were issued at approximately a 1.0% discount totaling $1.2 million. Deferred financing fees associated with this offering totaled $4.7 million. Our registration statement with respect to these notes was declared effective on January 13, 2009. We launched an exchange offer for the notes that ended on February 11, 2009.
          We can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. The senior subordinated notes may require us to repurchase the senior subordinated notes at defined prices in the event of certain specified triggering events, including but not limited to certain asset sales, change-of-control events, and debt covenant violations. In March 2009, under a board authorized program, we redeemed approximately $16.1 million face value of our senior subordinated notes in the open market for $15.4 million, including applicable transaction fees. As of April 3, 2009, $14.4 million of this transaction was cash settled, with the remaining settlement occurring in fiscal year 2010. We recorded a $0.3 million gain on this extinguishment after deduction of associated deferred financing fees and discounts.
Contractual Commitments
          The following table represents our contractual commitments associated with our debt and other obligations as of April 3, 2009:

	Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)
Contractual obligations:
Term Loan(1)	$30,540	$36,960	$55,500	$77,000	$—	$—	$200,000
Senior subordinated notes	—	—	—	399,912	—	—	399,912
Operating leases(2)	22,392	9,406	9,284	8,886	6,554	19,901	76,423
Interest on indebtedness(3)	44,257	45,603	42,847	41,342	—	—	174,049
Management fee(4)	300	300	300	300	300	300	1,800
Interest rate swap(5)	6,152	1,139	—	—	—	—	7,291

Total contractual obligations	$103,641	$93,408	$107,931	$527,440	$6,854	$20,201	$859,475

(1)	Includes mandatory payment of term loan with excess cash flow. See Note 7 to our consolidated financial statements.

(2)	For additional information about our operating leases, see Note 8 to our consolidated financial statements.

(3)	Represents interest expense calculated using interest rates of: (i) 3.7% on the term loan, (ii) 9.5% on the senior subordinated notes and (iii) 0.5% interest applied to unutilized revolver borrowing capacity. The term loan interest is variable and resets each quarter based on changes in three-month LIBOR and the spread. The senior subordinated debt 9.5% rate as well as the 0.5% rate applied to the unutilized borrowing capacity is fixed.

(4)	For additional information on the management fee, see Note 15 to our consolidated financial statements.

(5)	This is based on the present value of the estimated settlement payments as of April 3, 2009. The actual amounts could differ based on the variability of three-month LIBOR.
Backlog
For a detailed discussion on backlog, see “Item 1. Business — Backlog.”
Estimated Remaining Contract Value
For a detailed discussion on estimated remaining contract value, see “Item 1. Business — Estimated Remaining Contract Value.”

Estimated Total Contract Value
For a detailed discussion on estimated total contract value, see “Item 1. Business — Estimated Total Contract Value.”
Off-Balance Sheet Arrangements
          In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:
•	Any obligation under certain guarantee contracts;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under certain derivative instruments; and

•	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.
          As of April 3, 2009, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above. We recognize all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 8 and Note 10 of our consolidated financial statements for additional disclosure.
Effects of Inflation
          We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. Consequently, because costs and revenue include an inflationary increase commensurate with the general economy in which we operate, net income as a percentage of revenue has not been materially impacted by inflation.
Critical Accounting Policies and Estimates
          The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenue and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. These significant estimates and assumptions are reviewed quarterly by management with oversight by the Disclosure Committee, an internal committee comprised of members of senior management with detailed knowledge of our business. We ask this committee to review our compliance with accounting and disclosure requirements, to evaluate the fairness of our financial and non-financial disclosures, and to report their findings to us. This evaluation process includes a thorough review of key estimates and assumptions used in preparing our financial statements. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.
          Our critical accounting policies and estimates are those policies and estimates that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represents our critical accounting policies. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in this Annual Report. Management and our external auditors have discussed our critical accounting policies and estimates with the Audit Committee of our board of directors.
     Revenue Recognition
          We are predominantly a services provider and only include products or systems when necessary for the execution of the service arrangement and as such, systems, equipment or materials are not generally separable from services. Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured. Each arrangement is unique and revenue recognition is evaluated on a contract by contract basis. Our contracts typically fall into four categories with the first representing the vast majority of our revenue. The categories are federal government contracts, construction type contracts, software contracts and other contracts. We apply the appropriate guidance consistently to similar contracts.

          We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. Management regularly reviews project profitability and underlying estimates. Revisions to estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.
          Major factors we consider in determining total estimated revenue and cost include the basic contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting.
          Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Federal Government Contractors, or “AAG-FGC.” We apply the combination and segmentation guidance in the AAG-FGC in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method. The completed contract method is sometimes used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs are maintained in work in progress, a component of inventory.
          Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost plus fixed-fee, fixed-price, cost plus award fee, time-and-materials (including unit-price/level-of-effort contracts). Any of these contract types can be executed under an IDIQ contract, which does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism.
          Revenue on projects with a fixed-price or fixed-fee, including award fees, is generally recognized ratably over the contract period measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.
          Revenue on time and materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred, units delivered).
          Construction Contracts or Contract Elements — For all construction contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.
          Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables using applicable GAAP guidance for software revenue recognition to ensure accurate accounting of these arrangements as discussed further in Note 1 to our consolidated financial statements for fiscal year 2009. We never sell software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support.
          Other Contracts or Contract Elements — Our contracts with non-federal government customers are predominantly multiple-element. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting and arrangement consideration is allocated among the separate units of accounting based on their relative fair values. Fair values are established by evaluating vendor specific objective evidence (“VSOE”) or third-party evidence if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting.
Deferred Taxes, Tax Valuation Allowances and Tax Reserves
          Our income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best estimate of future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

          Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we develop assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
          Valuation allowances are recognized to reduce the carrying value of deferred tax assets to amounts that we expect are more likely than not to be realized. Valuation allowances applicable to our company primarily relate to the deferred tax assets established for certain tax credit carryforwards and net operating loss carryforwards for U.S. and non-U.S. subsidiaries. In evaluating the realizability of our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the need for or sufficiency of a valuation allowance. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could also impact the need for certain valuation allowances.
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
          On March 31, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an Interpretation of Statement of Financial Accounting Standards No. 109 (“FIN No. 48”), which addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.
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
Equity-Based Compensation Expense
          We have adopted the provisions of and accounted for equity-based compensation in accordance with FASB No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the fair value recognition provisions, equity-based compensation expense is measured using the grant date fair value for equity awards or is revalued each accounting period for liability awards. See Note 11 for further information regarding the SFAS No. 123(R) disclosures.
          We currently have two types of share-based payment awards, RSUs and Class B membership interests in DIV Holding LLC (the “Class B membership interests”). Our RSUs are classified as liability awards under GAAP and are revalued based on our closing stock price at the end of each accounting period. The Class B membership interests are equity awards under GAAP. Class B membership interests are valued at the grant date using a discounted cash flow technique to arrive at a fair value of the Class B membership interests. Our fair value analysis includes the following variables: our stock price, outstanding common shares, DIV Holding LLC ownership percentage, remaining preference to Class A holders, and a discount for lack of marketability. The discount for lack of marketability for each grant was estimated on the date of grant using the Black-Scholes-Merton put-call parity relationship computation.
          The determination of the fair value of the Class B membership interests is affected by our stock price as well as assumptions including volatility, the risk-free interest rate and expected dividends. We base the risk-free interest rate that we use in the pricing model on a forward curve of risk-free interest rates based on constant maturity rates provided by the U.S. Treasury. We have not paid, and do not anticipate paying, any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the pricing model.
          We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data and probable future events to estimate forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Our share-based payment awards vest ratably, based on vesting terms which typically range from one to three years, over the requisite service periods, which differ from our recognition of compensation expense that is recognized on a straight line basis over the requisite service period for each separately vesting portion of the award.
Impairment of Goodwill
          In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment annually during the fourth quarter and in any interim period in which circumstances arise that indicate our goodwill may be impaired. Indicators of impairment include, but are not limited to, the loss of significant business; operating performance indicators, sizable decreases in federal government appropriations or funding for our contracts; or other considerable adverse changes in industry or market conditions.
          We estimate a portion of the fair value of our reporting units under the income approach by utilizing a discounted cash flow model based on several factors including balance sheet carrying values, historical results, our most recent forecasts, and other relevant quantitative and qualitative information. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction pricing.
          Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Also, the weighting assigned to the income approach results and market approach results also impacts the reporting unit valuation. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. The combined estimated fair value of all of our reporting units from the weighted total of the market approach and income approach often results in a premium over our market capitalization, commonly referred to as a control premium.
Recent Accounting Pronouncements
          The information regarding recent accounting pronouncements is included in Note 1 to our consolidated financial statements included in Item 8 of this Annual Report, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          We are subject to market risk primarily relating to potential losses arising from adverse changes in interest rates and foreign currency exchange rates. For a further discussion of market risks we may encounter, see “Item 1A. Risk Factors”.
Interest Rate Risk
          We have interest rate risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our 9.5% senior subordinated notes represent our fixed rate debt, which totaled $399.9 million, including unamortized discount, as of April 3, 2009. Our Term Loan and Revolving Facility represent our variable rate debt. As of April 3, 2009, the balance of our Term Loan was $200 million and we had no borrowings under our Revolving Facility. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the Applicable Margin or the base rate plus the Applicable Margin. Each quarter point change in interest rates on our outstanding variable rate debt as of April 3, 2009, results in approximately $0.5 million change in annual interest expense.
          Our Term Loan and Revolving facility are structured through a syndicate of banks and are not actively traded. Our 9.5% senior subordinated notes are publicly traded and had a quoted aggregate market value of approximately $390.9 million based on an actual market trade price on April 3, 2009.
          During fiscal year 2008, in order to mitigate interest rate risk related to our Term Loan, we entered into three interest rate swap agreements with notional amounts totaling $275 million. These interest rate swaps effectively fixed the interest rate, including

Applicable Margin, on the first $275 million of our debt indexed to LIBOR. The notional principal of $75 million that was covered through September 2008 expired and the remaining $200 million is protected through May 2010.
Foreign Currency Exchange Rate Risk
          We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as accumulated other comprehensive (loss) income. Our foreign currency transactions are not material as of April 3, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of DynCorp International Inc.
Falls Church, Virginia
          We have audited the accompanying consolidated balance sheets of DynCorp International Inc. and subsidiaries (the “Company”) as of April 3, 2009 and March 28, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the fiscal years ended April 3, 2009, March 28, 2008, and March 30, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 3, 2009 and March 28, 2008, and the results of their operations and their cash flows for the fiscal years ended April 3, 2009, March 28, 2008, and March 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly in all material respects the information set forth therein.
          As discussed in Note 4, effective March 31, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Fort Worth, Texas
June 11, 2009

DYNCORP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Revenue	$3,101,093	$2,139,761	$2,082,274
Cost of services	(2,768,962)	(1,859,666)	(1,817,707)
Selling, general and administrative expenses	(103,583)	(117,919)	(107,681)
Depreciation and amortization expense	(40,557)	(42,173)	(43,401)

Operating income	187,991	120,003	113,485
Interest expense	(58,782)	(55,374)	(58,412)
Loss on early extinguishment of debt, net	(4,131)	—	(3,484)
Interest expense on mandatory redeemable shares	—	—	(3,002)
Loss on extinguishment of preferred stock	—	—	(5,717)
Earnings from affiliates	5,223	4,758	2,913
Interest income	2,195	3,062	1,789
Other income, net	145	199	—

Income before income taxes	132,641	72,648	47,572
Provision for income taxes	(41,995)	(27,999)	(20,549)

Income before minority interest	90,646	44,649	27,023

Minority interest	(20,876)	3,306	—

Net income	$69,770	$47,955	$27,023

Basic and diluted earnings per share	$1.22	$0.84	$0.49

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of
	April 3,	March 28,
	2009	2008
	(Amounts in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$200,222	$85,379
Restricted cash	5,935	11,308
Accounts receivable, net of allowances of $68 and $268	564,432	513,312
Prepaid expenses and other current assets	124,214	109,027
Deferred income taxes	—	17,341

Total current assets	894,803	736,367
Property and equipment, net	18,338	15,442
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	142,719	176,146
Deferred income taxes	12,788	18,168
Other assets, net	32,068	18,088

Total assets	$1,539,214	$1,402,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,540	$3,096
Accounts payable	160,419	148,787
Accrued payroll and employee costs	137,993	85,186
Deferred income taxes	8,278	—
Other accrued liabilities	111,590	129,240
Income taxes payable	5,986	8,245

Total current liabilities	454,806	374,554
Long-term debt, less current portion	569,372	590,066
Other long-term liabilities	6,779	13,804
Commitments and contingencies
Minority interest	10,736	—
Shareholders’ equity:
Common stock, $0.01 par value — 232,000,000 shares authorized; 57,000,000 shares issued and 56,306,800 and 57,000,000 shares outstanding, respectively	570	570
Additional paid-in capital	366,620	357,026
Retained earnings	143,373	73,603
Treasury stock, 693,200 shares	(8,618)	—
Accumulated other comprehensive loss	(4,424)	(6,914)

Total shareholders’ equity	497,521	424,285

Total liabilities and shareholders’ equity	$1,539,214	$1,402,709

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities
Net income	$69,770	$47,955	$27,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,634	43,492	45,251
Loss on early extinguishment of debt, net	4,131	—	2,657
Loss on early extinguishment of preferred stock	—	—	5,717
Excess tax benefits from equity-based compensation	(184)	(686)	(495)
Amortization of deferred loan costs	3,694	3,015	3,744
Recovery for losses on accounts receivable	(185)	(923)	(2,500)
Earnings from affiliates	(5,223)	(4,758)	(2,913)
Deferred income taxes	34,273	(1,017)	(14,010)
Equity-based compensation	1,883	4,599	2,353
Minority interest	20,876	(3,306)	—
Other	(291)	—	—
Changes in assets and liabilities:
Restricted cash	5,373	8,916	(20,224)
Accounts receivable	(50,896)	(49,675)	(19,255)
Prepaid expenses and other current assets	(18,934)	(36,123)	(25,165)
Accounts payable and accrued liabilities	36,441	31,679	82,427
Redeemable preferred stock dividend	—	—	(3,695)
Income taxes payable	(3,930)	(3,458)	5,921
Distributions from affiliates	2,439	2,651	—

Net cash provided by operating activities	140,871	42,361	86,836

Cash flows from investing activities
Purchase of property and equipment	(4,684)	(6,081)	(7,037)
Purchase of computer software	(2,596)	(1,657)	(2,280)
Proceeds from sale of property and equipment	365	—	—
Contributions to equity method investees	(2,233)	(3,366)	(363)
Other assets	—	(202)	2,085

Net cash used by investing activities	(9,148)	(11,306)	(7,595)

Cash flows from financing activities
Net proceeds from initial public offering	—	—	346,483
Redemption of preferred stock	—	—	(216,126)
Payment of special Class B distribution	—	—	(100,000)
Purchases of treasury stock	(8,618)	—	—
Borrowings under debt agreements	323,751	—	—
Payments on debt agreements	(315,538)	(37,832)	(30,556)
Premium paid on redemption of senior subordinated notes	—	—	(2,657)
Premium paid on redemption of preferred stock	—	—	(5,717)
Payment of deferred financing costs	(10,790)	—	(640)
Borrowings under other financing arrangements	26,254	7,423	18,770
Payments under other financing arrangements	(26,628)	(18,408)	(7,411)
Excess tax benefits from equity-based compensation	184	686	495
Receipt of proceeds on note receivable from DIFZ sale	500	—	—
Payments of minority interest dividends	(5,995)	—	—

Net cash (used in) provided by financing activities	(16,880)	(48,131)	2,641

Net increase (decrease) in cash and cash equivalents	114,843	(17,076)	81,882
Cash and cash equivalents, beginning of year	85,379	102,455	20,573

Cash and cash equivalents, end of year	$200,222	$85,379	$102,455

Income taxes paid (net of refunds)	$19,292	$36,740	$26,183
Interest paid	$58,782	$53,065	$55,486
Non-cash sale of DIFZ, including related financing	$9,545	$—	$—
See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
			Additional	Retained	Treasury	Comprehensive	Total
	Common Stock		Paid-in	Earnings	Stock	Income (Loss)	Shareholders’
	(Dollars and shares in thousands)
Balance at March 30, 2006	32,000	$320	$102,097	$4,139	$—	$(218)	$106,338

Comprehensive income (loss):
Net income			—	27,023	—	—	27,023
Interest rate cap, net of tax			—	—	—	(16)	(16)
Currency translation adjustment, net of tax			—	—	—	70	70

Comprehensive income (loss)			—	27,023	—	54	27,077

Initial public offering of common stock	25,000	250	343,161	—	—	—	343,411
Dividend on Class B equity			(95,861)	(4,139)	—	—	(100,000)
Tax benefit associated with equity-based compensation			495	—	—	—	495
Equity-based compensation			2,353	—	—	—	2,353

Balance at March 30, 2007	57,000	$570	$352,245	$27,023	$—	$(164)	$379,674

Comprehensive income (loss):
Net income			—	47,955	—	—	47,955
Interest rate cap, net of tax			—	—	—	276	276
Interest rate swap, net of tax			—	—	—	(7,174)	(7,174)
Currency translation adjustment, net of tax			—	—	—	148	148

Comprehensive income (loss)			—	47,955	—	(6,750)	41,205

Adjustment for the adoption of FIN No. 48			—	(1,375)	—	—	(1,375)
Tax benefit associated with equity-based compensation			686	—	—	—	686
Equity-based compensation			4,095	—	—	—	4,095

Balance at March 28, 2008	57,000	$570	$357,026	$73,603	$—	$(6,914)	$424,285

Comprehensive income (loss):
Net income			—	69,770	—	—	69,770
Interest rate swap, net of tax			—	—	—	3,212	3,212
Currency translation adjustment, net of tax			—	—	—	(722)	(722)

Comprehensive income (loss)			—	69,770	—	2,490	72,260

Sale of noncontrolling interest in DIFZ			9,220	—	—	—	9,220
DIFZ financing, net of tax			325	—		—	325
Treasury stock	(693)			—	(8,618)	—	(8,618)
Tax benefit associated with equity-based compensation			184	—	—	—	184
Equity-based compensation			(135)	—	—	—	(135)

Balance at April 3, 2009	56,307	$570	$366,620	$143,373	$(8,618)	$(4,424)	$497,521

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended April 3, 2009, March 28, 2008 and March 30, 2007
Note 1 — Significant Accounting Policies and Accounting Developments
          Unless the context otherwise indicates, references herein to “we,” “our,” “us” or “DynCorp International” refer to DynCorp International Inc. and our consolidated subsidiaries. DynCorp International Inc., through its subsidiaries (together, the “Company”), provides defense and technical services and government outsourced solutions primarily to the United States (“U.S.”) government agencies throughout the U.S. and internationally. Key offerings include aviation services, such as maintenance and related support, as well as base maintenance/operations and personal and physical security services. Primary customers include the U.S. Department of Defense (“DoD”) and U.S. Department of State (“DoS”), but also include other government agencies, foreign governments and commercial customers.
Principles of Consolidation
          The consolidated financial statements include our accounts and those of our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which we own a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies and are not the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”). We have no ownership interests in business entities of less than 20%.
          The following table sets forth our ownership in joint ventures and companies that are not consolidated into our financial statements as of April 3, 2009, and are accounted for by the equity method. For all of the entities listed below, we have the right to elect half of the board of directors or other management body. Economic rights are indicated by the ownership percentages listed below.

DynEgypt LLC	50.0%
TSDI Pty Ltd.	50.0%
Dyn Puerto Rico Corporation	49.9%
Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
DCP Contingency Services LLC	40.0%
          We have a 51% ownership interest in Global Linguist Solutions LLC (“GLS”), the right to elect half of the board of directors of such entity, and are the primary beneficiary as defined in FIN No. 46R. Therefore, GLS is consolidated into our financial statements for the year ended April 3, 2009.
          On July 31, 2008, we sold 50% of our ownership interest in our previously wholly-owned subsidiary, DynCorp International FZ-LLC (“DIFZ”), for approximately $8.2 million. DIFZ was previously a wholly-owned subsidiary and therefore consolidated into our financial statements. We have financed the transaction by accepting three promissory notes provided by the purchaser. As a result, the sale was accounted for as a capital transaction reflected in additional paid in capital (“APIC”) with the exception of $0.5 million cash received from the buyer, which was recognized as a gain. The sale price was contingent upon a revaluation based on actual DIFZ results through January 30, 2009. As of April 3, 2009, the sales price was adjusted to $9.7 million, based on the results of the revaluation, contingent on approval by the DIFZ board of directors. The adjustment to the purchase price was reflected as an increase to the promissory notes. Additionally, the interest component of the three promissory notes held by us will also increase APIC due to the structure of this transaction and will not impact our consolidated statements of income. The sale agreement governing the transaction provides indemnification to the buyer for potential losses arising out of certain tax related matters specific to DIFZ. As of the transaction date, it was determined that we were the primary beneficiary as defined in FIN No. 46R. Therefore, we continue to consolidate DIFZ’s results on our financial statements.
          The following table sets forth our ownership in joint ventures that are consolidated into our financial statements as of April 3, 2009. For the entities list below, we are the primary beneficiary as defined in FIN No. 46R.

GLS	51.0%
DIFZ	50.0%
Minority Interest
          We record the impact of our joint venture partners’ interests in consolidated joint ventures as minority interest. Minority interest is presented on the face of the income statement as an increase or reduction in arriving at net income. The presentation of minority interest on the balance sheet is located in a mezzanine account between liabilities and equity. As of March 28, 2008, the minority interest balance related to GLS was recorded as an asset within prepaid expenses and other current assets, due to cumulative losses incurred. As of April 3, 2009, all minority interest, including minority interest related to DIFZ, was recorded as mezzanine equity. Minority interest recorded on our consolidated balance sheet is increased by earnings of our consolidated joint ventures and reduced for dividends paid to our non-controlling interest partners. Minority interest related to DIFZ is also impacted by the portion of our non-controlling interest partner’s dividends which are applied to the promissory notes in accordance with the sales agreement, as discussed above.
Revenue Recognition and Cost Estimation on Long-Term Contracts
          General — Revenue is recognized when persuasive evidence of an arrangement exists, services or products have been provided to the client, the sales price is fixed or determinable, and collectability is reasonably assured.
          We are predominantly a service provider and only include products or systems when necessary for the execution of the service arrangement and as such, systems, equipment or materials are not generally separable from services. Each arrangement is unique and revenue recognition is evaluated on a contract by contract basis. We apply the appropriate guidance consistently to similar contracts.
          The evaluation of the separation and allocation of an arrangement fee to each deliverable within a multiple-deliverable arrangement is dependent upon the guidance applicable to the specific arrangement.
          We expense pre-contract costs as incurred for an anticipated contract until the contract is awarded. Throughout the life of the contract, indirect costs, including general and administrative costs, are expensed as incurred. When revenue recognition is deferred relative to the timing of cost incurred, costs that are direct and incremental to a specific transaction are deferred and charged to expense in proportion to the revenue recognized.
          Management regularly reviews project profitability and underlying estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded to cost of services in the period the loss is determined. Loss provisions are first offset against costs that are included in inventoried assets, with any remaining amount reflected in liabilities.
          Major factors we consider in determining total estimated revenue and cost include the basic contract price, contract options, change orders (modifications of the original contract), back charges and claims, and contract provisions for penalties, award fees and performance incentives. All of these factors and other special contract provisions are evaluated throughout the life of our contracts when estimating total contract revenue under the percentage-of-completion or proportional methods of accounting.
          Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Federal Government Contractors (“AAG-FGC”). We apply the combination and segmentation guidance in the AAG-FGC in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method.
          Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost plus fixed-fee, fixed-price, cost plus award fee, time-and-materials (including unit-price/level-of-effort contracts), or Indefinite Delivery, Indefinite Quantity (“IDIQ”). The exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism.
          Revenue on projects with a fixed-price or fixed-fee, including award fees, is generally recognized ratably over the contract period measured by either output or input methods appropriate to the services or products provided. For example, “output measures”

can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.
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
          Construction Contracts or Contract Elements — For all construction contracts or contract elements, we apply the combination and segmentation guidance found in Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” in analyzing the deliverables contained in the contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method.
          Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables against the criteria contained in SOP 97-2, “Software Revenue Recognition”, and related technical practice aids. In addition, Emerging Issues Task Force (“EITF”) 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” is also applied to determine if any non-software deliverables are outside of the scope of SOP 97-2 when the software is more than incidental to the products or services as a whole. Under the provisions of SOP 97-2 software deliverables are separated and contract value is allocated based on Vendor Specific Objective Evidence (“VSOE”). We have never sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. All software arrangements requiring significant production, modification, or customization of the software are accounted for under SOP 81-1.
          Other Contracts or Contract Elements — Our contracts with non-U.S. federal government customers are predominantly multiple-element. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting per the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and arrangement consideration is allocated among the separate units of accounting based on their relative fair values. Fair values are established by evaluating VSOE or third-party evidence if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting.
          We apply the guidance in U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and other transaction-specific accounting literature to deliverables related to non-U.S. federal government services, equipment and materials. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) and whether revenue recognition criteria have been met. The same pricing mechanisms found in U.S. federal government contracts are found in other contracts.
Cash and cash equivalents
          For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash
          Restricted cash represents cash restricted by certain contracts in which advance payments are not available for use except to pay specified costs and vendors for work performed on the specific contract. Changes in restricted cash related to our contracts are included as operating cash flows in the consolidated statements of cash flows. From time to time we have invested cash restricted as collateral as required by our letters of credit. Changes in restricted cash for funds invested as collateral are included as investing activities in the consolidated statements of cash flows. As of April 3, 2009 and March 28, 2008, we had no cash restricted as collateral.
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
Allowance for Doubtful Accounts
          We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to our estimated allowance for doubtful accounts, which could significantly impact our consolidated financial statements by incurring bad debt expense. Given that we primarily serve the U.S. government, management believes the risk to be low that changes in our allowance for doubtful accounts would have a material impact on our financial results.
Property and Equipment
          The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation related to equipment purchased for specific contracts is typically included within cost of services, as this depreciation is directly attributable to project costs. We evaluate property and equipment for impairment quarterly by examining factors such as existence, functionality, obsolesce and physical condition. In the event that we experience impairment, we revise the useful life estimate and record the impairment as an addition to depreciation expense and accumulated depreciation. Our standard depreciation and amortization policies are as follows:

Computer and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life
Impairment of Long Lived Assets
          Our long lived assets are primarily made up of customer related intangibles. The initial values assigned to customer-related intangibles were the result of fair value calculations associated with business combinations. The values were determined based on estimates and judgments regarding expectations for the estimated future after-tax cash flows from those assets over their lives, including the probability of expected future contract renewals and sales, less a cost-of-capital charge, all of which was discounted to present value. We evaluate the carrying value of our customer-related intangibles on a quarterly basis. The customer related intangible carrying value is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that case, a loss is recognized based on the amount by which the carrying value exceeds the fair value.
Indefinite Lived Assets
          Indefinite-lived assets, including goodwill and tradename, are not amortized but are subject to an annual impairment test. The first step of the impairment test, used to identify potential impairment, compares the fair value of each of our reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any. We perform the annual test for impairment as of the end of February of each fiscal year. Based on the results of these tests, no impairment losses were identified for the fiscal years ended April 3, 2009 and March 28, 2008.
Income Taxes
          We account for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes” (“SFAS No. 109”) and Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an Interpretation of FASB Statement No. 109 (“FIN No. 48”). Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.
          In July 2006, the FASB issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109. FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact on our consolidated financial condition and results of operations of adopting FIN No. 48 in the first quarter of fiscal year 2008 is presented in Note 4.
Equity-Based Compensation Expense
          We have adopted the provisions of, and accounted for equity-based compensation in accordance with FASB No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under the fair value recognition provisions, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight line basis over the requisite service period for each separately vesting portion of the award, adjusted for forfeitures. Our RSUs have been determined to be liability awards; therefore, the fair value of the RSUs are re-measured at each financial reporting date as long as they remain liability awards. See Note 11 for further discussion on equity-based compensation.
Fair Values of Financial Instruments
          We estimate fair values of financial instruments by using available market information and other valuation methods. Values are based on available market quotes or estimates using a discounted cash flow approach based on the interest rates currently available for similar instruments. The fair values of financial instruments for which estimated fair value amounts are not specifically presented are estimated to approximate the related recorded values. As presented in further detail in Note 16, we adopted SFAS No. 157 during our first quarter of fiscal year 2009.
          SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1, defined as observable inputs, such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Currency Translation
          The assets and liabilities of our subsidiaries, that are outside the U.S. and that have a functional currency that is not the U.S. dollar, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Income and expense items, for these subsidiaries, are translated at the average exchange rates prevailing during the period. Gains and losses resulting from currency transactions and the remeasurement of the financial statements of U.S. functional currency foreign subsidiaries are recognized currently in income and those resulting from translation of financial statements are included in accumulated other comprehensive income.

Operating Segments
          On April 1, 2008, we announced that we changed from reporting financial results on two segments, Government Services (“GS”) and Maintenance and Technical Support (“MTSS”), to reporting three segments, beginning with the first quarter of fiscal year 2009. This was accomplished by splitting GS into two distinct operating segments.
          The three segments are as follows:
          International Security Services, or ISS segment, which consists of the Law Enforcement and Security, or LES, business unit, the Specialty Aviation and Counter Drug , or SACD, business unit, and Global Linguist Solutions, or GLS.
          Logistics and Construction Management, or LCM segment, is comprised of the Contingency and Logistics Operations, or CLO, business unit and the Operations, Maintenance, and Construction Management, or OMCM, business unit. This segment is also responsible for winning and performing new work on our LOGCAP IV contract.
          Maintenance and Technical Support Services, or MTSS segment, consists of its original components and DynMarine Services, which was previously reported under the GS segment.
          On April 6, 2009, we announced a further reorganization of our business structure to better align with strategic markets and to streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-owned, and a third segment, GLS, which is a 51% owned joint venture. The new structure became effective April 4, 2009, the start of our 2010 fiscal year, and is more fully described in Note 17 to our consolidated financial statements.
Accounting Developments
Pronouncements Implemented in Fiscal Year 2009
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Additionally, in February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial condition and results of operations. However, this adoption is reflected through additional disclosure requirements as presented in Note 16.
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
          In December 2008, the FASB issued FSP FIN 46R-8, “Interests in Variable Interest Entities.” The FSP was issued by the FASB to expeditiously meet the need for enhanced information about transferred financial assets and an enterprise’s involvement with a variable interest entity (“VIE”). The FSP requires extensive additional disclosures by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with VIEs, including sponsors that have a variable interest in a VIE. The FSP is effective for fiscal periods ending after December 15, 2008. The adoption of FSP FIN 46R-8 did not have a significant impact to our financial position, results of operations or cash flows. However, this statement was adopted through enhanced disclosures in Note 15.
          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial condition and results of operations. However, this statement was adopted through enhanced disclosures in Note 10.
Pronouncements Not Yet Implemented
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin No. 51. This statement covers several areas including (i) defining the way the noncontrolling interests should be presented in the financial statements and notes, (ii) clarifies that all transactions between a parent and subsidiary are to be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary and (iii) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect this statement to change our presentation of minority interest on our consolidated statements of income, consolidated balance sheets and consolidated statements of shareholders’ equity. We anticipate the impact on our April 3, 2009 shareholders’ equity upon implementation of this statement will be $10,736. We will adopt this statement in our first quarter of fiscal year 2010, and will apply prospectively, except for the presentation and disclosure requirements, which are required to be applied retrospectively.
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This will be impactful prospectively in the event that we have any applicable events and transactions governed by SFAS No. 141(R).
          In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements”. EITF 07-1 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenue and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements. EITF 07-1 will become effective for us in the first quarter of fiscal year 2010. The adoption of EITF 07-1 is not expected to have a material effect on our consolidated financial position or results of operations. However, we expect to comply with the additional disclosure requirements beginning with our first quarter fiscal year 2010 reporting.
          In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; however, early adoption is not permitted. We will adopt FSP 142-3 for any applicable events and transactions in fiscal year 2010.
          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively. Early application of this FSP is prohibited. We are currently evaluating the potential impact of adopting FSP EITF 03-6-1.
Note 2 — Earnings Per Share
          Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period.
          At April 3, 2009, 67,490 restricted stock units were included in the diluted earnings per share calculation because they were dilutive. These restricted stock units may be dilutive and included or anti-dilutive and excluded in future earnings per share calculations, as they are liability awards as defined by SFAS No. 123(R). The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share:

	For the Twelve Months Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(Amounts in thousands, except per share data)
Numerator
Net income	$69,770	$47,955	$27,023
Denominator
Weighted average common shares — basic	56,970	57,000	54,734
Weighted average affect of dilutive securities
Restricted Stock Units	67	4	—

Weighted average common shares — diluted	57,037	57,004	54,734

Basic earnings per share	$1.22	$0.84	$0.49
Diluted earnings per share	$1.22	$0.84	$0.49
Note 3 — Goodwill and other Intangible Assets
          We conduct our annual goodwill impairment test as of the end of our February accounting period each fiscal year. This analysis requires us to generate an estimate of each reporting unit’s fair value. In estimating fair value, we use income and market based approaches, which involve a discounted cash flow analysis and a valuation analysis on a 50%/50% relative weighting. The estimates and assumptions used in assessing the fair value of our reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. These analyses also require management to make assumptions and estimates and review relevant industry and market data.
          During the second quarter of fiscal year 2009, indicators of potential impairment, specifically the operational results of the Afghanistan construction business, caused us to conduct an interim impairment test specific to our OMCM reporting unit. During the third quarter of fiscal year 2009, we determined that a second interim impairment analysis of OMCM, as of January 2, 2009, would be prudent due to the continued challenges in the Afghanistan construction business. In both instances, the result of the impairment test did not indicate impairment had occurred at that time.
          During the fourth quarter of fiscal year 2009, we conducted our annual goodwill impairment test for all reporting units, except the GLS reporting unit, which was excluded since it had no associated goodwill carrying value. The result of the impairment test did not indicate impairment had occurred. We also conducted an assessment to compare our market capitalization to the calculated fair value of all of our reporting units. In total, the valuation of all of our reporting units, including GLS, was greater than our market capitalization. We concluded this excess premium did not materially impact our goodwill impairment conclusion based on various quantitative and qualitative factors.
          The changes in the carrying amount of goodwill for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007 are as follows:

	ISS	LCM	MTSS	Total
	(Dollars in thousands)
Balance — March 30, 2007	$319,866	$—	$100,314	$420,180
Transfer between operating segments(1)	20,163	—	(20,163)	—

Balance — March 28, 2008(2)	$340,029	—	$80,151	$420,180
Additions or adjustments (3)	(39,935)	39,935	—	—

Balance as of April 3, 2009	$300,094	$39,935	$80,151	$420,180

(1)	Transfer between operating segments is the result of a reorganization of our reporting structure within our segments and a related independent fair value analysis of the reporting units within our operating segments, in the manner required by SFAS No. 142.

(2)	Balance as of March 28, 2008 represents the goodwill balance of the GS operating segment. ISS and LCM did not exist as operating segments at that time. See Note 1 for further discussion regarding our change in operating segments.

(3)	The GS operating segment was broken into two operating segments on March 29, 2008, the beginning of fiscal year 2009.

          The following tables provide information about changes relating to intangible assets for the fiscal years ended April 3, 2009 and March 28, 2008:

	April 3, 2009
	Weighted
	Average
	Useful Life	Gross	Accumulated
	(Years)	Carrying Value	Amortization	Net
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(155,142)	$135,574
Other	5.5	15,351	(8,206)	7,145

		$306,067	$(163,348)	$142,719

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

	March 28, 2008
	Weighted
	Average
	Useful Life	Gross	Accumulated
	(Years)	Carrying Value	Amortization	Net
	(Amounts in thousands, except years)
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(119,997)	$170,719
Other	4.2	10,887	(5,460)	5,427

		$301,603	$(125,457)	$176,146

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

          Amortization expense for customer-related and other intangibles was $37.9 million, $40.2 million and $41.9 million for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007, respectively.
          The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at April 3, 2009:

Amortization
Expense
(Dollars in thousands)
Estimate for fiscal year 2010	$37,579
Estimate for fiscal year 2011	33,386
Estimate for fiscal year 2012	22,809
Estimate for fiscal year 2013	19,221
Estimate for fiscal year 2014	8,099
Thereafter	21,625
Note 4 — Income Taxes
          The provision for income taxes consists of the following:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(Dollars in thousands)
Current portion:
Federal	$1,127	$22,203	$28,295
State	1,197	2,338	1,629
Foreign	5,398	4,475	4,635

	7,722	29,016	34,559

Deferred portion:
Federal	33,199	(1,026)	(12,635)
State	1,110	22	(348)
Foreign	(36)	(13)	(1,027)

	34,273	(1,017)	(14,010)

Provision for income taxes	$41,995	$27,999	$20,549

     Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
	April 3,	March 28,
	2009	2008
	(Dollars in thousands)
Deferred tax assets related to:
Worker’s compensation accrual	$5,956	$9,481
Accrued vacation	6,593	7,086
Billed and unbilled reserves	2,683	3,435
Completion bonus allowance	5,269	5,761
Accrued severance	1,122	1,027
Accrued executive incentives	4,098	1,526
Depreciable assets	540	885
Warranty reserve	—	458
Legal reserve	6,146	7,180
Accrued health costs	726	750
Leasehold improvements	799	448
Interest rate swap	2,549	4,223
FIN 48 deferred tax asset	5,955	1,354
Contract loss reserve	4,243	134
Other accrued liabilities and reserves	1,221	662

Total deferred tax assets	47,900	44,410

Deferred tax liabilities related to:
Prepaid insurance	(8,878)	(1,096)
Customer intangibles	(11,659)	(7,196)
Deferred revenue	(21,579)	(609)
DIFZ sale	(1,274)	—

Total deferred tax liabilities	(43,390)	(8,901)

Deferred tax assets, net	$4,510	$35,509

          Deferred tax assets and liabilities are reported as:

	April 3,	March 28,
	2009	2008
	(Dollars in thousands)
Current deferred tax (liabilities)/assets	$(8,278)	$17,341
Non-current deferred tax assets	12,788	18,168

Deferred tax assets, net	$4,510	$35,509

          In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded no valuation allowances were necessary as of April 3, 2009 and March 28, 2008.
          A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	1.4%	2.0%	1.2%
Nondeductible preferred stock dividends	0.0%	0.0%	6.7%
Minority interest	(5.5%)	1.5%	0.0%
Other	0.8%	0.0%	0.3%

Effective tax rate	31.7%	38.5%	43.2%

Uncertain Tax Positions
          We adopted the provisions of FIN No. 48 on March 31, 2007. As a result of the implementation of FIN No. 48, we recorded a $5.9 million increase in the liability for unrecognized tax benefits, which was offset by a net reduction of the deferred tax liability of $4.5 million, resulting in a decrease to the March 31, 2007, retained earnings balance of $1.4 million. The amount of unrecognized tax benefits at April 3, 2009 was $6.1 million, of which $0.1 million would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at March 31, 2007	$5,881
Additions for tax positions related to current year	1,619
Additions for tax positions taken in prior years	—
Reductions for tax positions of prior years	(4,786)
Settlements	—
Lapse of statute of limitations	—

Balance at March 28, 2008	$2,714
Additions for tax positions related to current year	4,023
Additions for tax positions taken in prior years	2,025

Reductions for tax positions of prior years
Settlements	(2,675)
Lapse of statute of limitations	—

Balance at April 3, 2009	$6,087

          It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on the results of operations or our financial position.
          We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in our Consolidated Statement of Income, which is consistent with the recognition of these items in prior reporting periods. We have recorded a liability of approximately $0.2 million and $0.6 million for the payment of interest and penalties for the years ended April 3, 2009 and March 28, 2008 respectively. For the year ended April 3, 2009, we recognized a net decrease of approximately $0.5 million in interest and penalty expense.
          We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for U.S. federal and state income tax examinations for our fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2004 forward.
Note 5 — Accounts Receivable
          Accounts Receivable, net consisted of the following:

	April 3,	March 28,
	2009	2008
	(Dollars in thousands)
Billed, net	$220,501	$193,337
Unbilled	343,931	319,975

Total	$564,432	$513,312

          Unbilled receivables at April 3, 2009 and March 28, 2008 include $30.7 million and $52.8 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. This amount includes $5.3 million related to contract claims at both April 3, 2009 and March 28, 2008. The balance of unbilled receivables consists of costs and fees billable immediately, on contract completion or other specified events, the majority of which is expected to be billed and collected within one year.
Note 6 — 401(k) Savings Plans
          Effective March 1, 2006, we established the DynCorp International Savings Plan (the “Plan”). The Plan is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”), and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Plan, participants may contribute from 1% to 50% of their earnings on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is sixteen thousand five hundred dollars per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, and are invested in various funds at the discretion of the participant. We incurred savings plan expense of approximately $11.3 million, $10.7 million and $9.5 million for fiscal years 2009, 2008 and 2007, respectively.

Note 7 — Long-Term Debt
          Long-term debt consisted of the following:

	April 3,	March 28,
	2009	2008
	(Dollars in thousands)
Term loans	$200,000	$301,130
9.5% Senior subordinated notes	399,912	292,032

	599,912	593,162
Less current portion of long-term debt	(30,540)	(3,096)

Total long-term debt	$569,372	$590,066

          Future maturities of long-term debt for each of the fiscal years subsequent to April 3, 2009 were as follows:

(Dollars in thousands)
2010	$30,540
2011	36,960
2012	55,500
2013	476,912
2014	—
Thereafter	—

Total long-term debt (including current portion)	$599,912

Senior Secured Credit Facility
          On July 28, 2008 we entered into a senior secured credit facility (the “Credit Facility”) consisting of a revolving credit facility of $200.0 million (including a letter of credit sub-facility of $125.0 million) (the “Revolving Facility”) and a senior secured term loan facility of $200.0 million (the “Term Loan”). The maturity date of the Revolving Facility and the Term Loan is August 15, 2012. To the extent that the letter of credit sub-facility is utilized, it reduces the borrowing capacity on the Revolving Facility. The Credit Facility is subject to various financial covenants, including a total leverage ratio, an interest coverage ratio, maximum capital expenditures and certain limitations based upon eligible accounts receivable. Borrowings under the Credit Facility are secured by substantially all our assets and the capital stock of our subsidiaries.
          On July 28, 2008, we borrowed $200.0 million under the Term Loan at the applicable three-month LIBOR (“London Interbank Offered Rate”) plus the applicable margin then in effect to refinance certain existing indebtedness and pay certain transaction costs related to the Credit Facility and the offering of additional senior subordinated notes, as described below. The applicable margin for LIBOR as of April 3, 2009 was 2.5% per annum, resulting in an actual interest rate under the Term Loan of 3.7% per annum. This rate is partially hedged through our swap agreements, as disclosed in Note 10.
          On July 28, 2008, upon entering into the Credit Facility, our pre-existing senior secured credit facility was extinguished. Deferred financing fees totaling $4.4 million were expensed in the second quarter of fiscal year 2009. Deferred financing fees associated with the Credit Facility totaling $5.2 million were recorded in other assets on our consolidated balance sheet. The unamortized deferred financing fees associated with the new credit facility were $4.3 million at April 3, 2009.
          Borrowings under the Revolving Facility bear interest at a rate per annum equal to either the Alternate Base Rate plus an applicable margin determined by reference to the leverage ratio, as set forth in the Credit Facility (“Applicable Margin”) or LIBOR plus the Applicable Margin. As of April 3, 2009 and March 28, 2008, we had no outstanding borrowings under the Revolving Facility.
          Our available borrowing capacity under the Revolving Facility totaled $171.5 million at April 3, 2009, which gives effect to $28.5 million of outstanding letters of credit under the letter of credit sub-facility. With respect to each letter of credit, a quarterly commission in an amount equal to the face amount of such letter of credit multiplied by the Applicable Margin and a nominal fronting fee are required to be paid. The combined rate as of April 3, 2009 was 2.6%.
          On March 6, 2009 we entered into an amendment of our existing secured credit agreement dated as of July 28, 2008 with Wachovia Bank, National Association, as Administrative Agent. In addition to certain other changes, the amendment reduced certain excess cash flow repayment requirements as defined under the Credit Facility and expanded the current ability to repurchase our common stock to include the right to redeem a portion of the 9.5% senior subordinated notes due 2013. As further described in Note 9, our board of directors approved a plan in fiscal year 2009 that allows for $25 million in repurchases for a combination of common stock and/or senior subordinated notes per fiscal year during fiscal years 2009 and 2010.

          We are required, under certain circumstances as defined in our Credit Facility, to use a percentage of cash generated from operations to reduce the outstanding principal of our Term Loan. Based on the fiscal year 2009 financial performance and ending balances, we expect this required repayment to be $30.5 million, which is anticipated to be paid in July 2009. The amount of the actual repayment could be substantially less than expected at the option of our lenders. We have classified the expected $30.5 million excess cash flow payment in current portion of long-term debt in our consolidated balance sheet as of April 3, 2009.
          Our senior secured credit facility contains various financial covenants, including minimum interest and leverage ratios, and maximum capital expenditures limits. Non-financial covenants restrict our ability to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with these various financial covenants at April 3, 2009.
          The fair value of our borrowings under our senior secured credit facility approximates 94% of the carrying amount based on quoted values as of April 3, 2009.
9.5% Senior Subordinated Notes
          In February 2005, we completed an offering of $320.0 million in aggregate principal amount of our 9.5% senior subordinated notes due 2013. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to our 2005 formation as an independent company from Computer Science Corporation. Interest on the senior subordinated notes is due semi-annually. The senior subordinated notes are general unsecured obligations of our operating company, DynCorp International LLC, and certain guarantor subsidiaries of DynCorp International LLC, and contain certain covenants and restrictions, which limit our operating company’s ability to pay us dividends.
          In July 2008, we completed an offering in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $125.0 million in aggregate principal amount of additional 9.5% senior subordinated notes under the same indenture as the senior subordinated notes issued in February 2005. Net proceeds from the additional offering of senior subordinated notes were used to refinance the then existing senior secured credit facility, to pay related fees and expenses and for general corporate purposes. The additional senior subordinated notes mature on February 15, 2013. The additional senior subordinated notes were issued at approximately a 1.0% discount totaling $1.2 million. The effective interest rate at April 3, 2009 was 9.56% stemming from the impact of the discount. Deferred financing fees associated with this offering totaled $4.7 million. Our registration statement with respect to these notes was declared effective on January 13, 2009. We launched an exchange offer for the notes that ended on February 11, 2009.
          We can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. The senior subordinated notes may require us to repurchase the senior subordinated notes at defined prices in the event of certain specified triggering events, including but not limited to certain asset sales, change-of-control events, and debt covenant violations. In March 2009, under a board authorized program, we redeemed approximately $16.1 million face value of our senior subordinated notes in the open market for $15.4 million, including applicable transaction fees. As of April 3, 2009, $14.4 million of this transaction was cash settled, with the remaining settlement occurring in fiscal year 2010. We recorded a $0.3 million gain on this extinguishment after deduction of associated deferred financing fees and discounts.
          The fair value of the senior subordinated notes is based on their quoted market value. As of April 3, 2009, the quoted market value of the senior subordinated notes was approximately 97.5% of stated value.
Note 8 — Commitments and Contingencies
Commitments
          We have operating leases for the use of real estate and certain property and equipment, which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Rental expense was $55.0 million, $54.9 million and $50.3 million for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007, respectively.
          Minimum fixed rentals required for the next five years and thereafter under operating leases in effect at April 3, 2009, are as follows (dollars in thousands):

Fiscal Year	Real Estate	Equipment	Services
2010	$16,207	$2,922	$3,263
2011	8,758	648	—
2012	8,738	546	—
2013	8,590	296	—
2014	6,512	42	—
Thereafter	19,901	—	—

	$68,706	$4,454	$3,263

          We have no significant long-term purchase agreements with service providers.

Contingencies
General Legal Matters
          We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. Related to these matters, we have recorded a reserve of approximately $17.0 million as of April 3, 2009. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long term.
Pending litigation and claims
          On May 14, 2008, a jury in the Eastern District of Virginia found against us in a case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two DoS contracts, in which WWNS alleged racial discrimination, tortuous interference and certain other claims. The jury awarded WWNS approximately $15.7 million in compensatory and punitive damages and awarded us approximately $200,000 on a counterclaim. In addition to the jury award, the court awarded WWNS approximately $3.0 million in connection with certain contract claims. On September 22, 2008, WWNS was awarded approximately $1.8 million in attorneys’ fees. On February 2, 2009, we filed an appeal with respect to this matter. As of April 3, 2009, we believe we have adequate reserves recorded for this matter.
          On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Providences of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. The amended complaint does not demand any specific monetary damages; however, a court decision against us, although we believe to be remote, could have a material adverse effect on our results of operations and financial condition. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding. The DoS has reimbursed us for all legal expenses to date.
          A lawsuit filed on September 11, 2001, and amended on March 24, 2008, seeking unspecified damages on behalf of twenty-six residents of the Sucumbíos Province in Ecuador, was brought against our operating company and several of its former affiliates in the U.S. District Court for the District of Columbia. The action alleges violations of the laws of nations and United States treaties, negligence, emotional distress, nuisance, battery, trespass, strict liability, and medical monitoring arising from the spraying of herbicides near the Ecuador-Colombia border in connection with the performance of the DoS, International Narcotics and Law Enforcement contract for the eradication of narcotic plant crops in Colombia. The terms of the DoS contract provide that the DoS will indemnify our operating company against third-party liabilities arising out of the contract, subject to available funding. The DoS has reimbursed us for all legal expenses to date. We are also entitled to indemnification by Computer Sciences Corporation in connection with this lawsuit, subject to certain limitations. Additionally, any damage award would have to be apportioned between the other defendants and our operating company. We believe that the likelihood of an unfavorable judgment in this matter is remote and that, even if that were to occur, the judgment is unlikely to result in a material adverse effect on our results of operations or financial condition as a result of the third party indemnification and apportionment of damages described above.
          Arising out of the litigation described in the preceding two paragraphs, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. The carriers filed a lawsuit against us on February 5, 2009 seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops.
          On May 29, 2003, Gloria Longest, a former accounting manager for our operating company, filed suit against our operating company and a subsidiary of Computer Sciences Corporation under the False Claims Act and the Florida Whistleblower Statute, alleging that the defendants submitted false claims to the U.S. government under the International Narcotics & Law Enforcement contract with the DoS. The U.S. Department of Justice approved the terms of the confidential settlement between the parties and the court entered an order of dismissal on September 26, 2008. The terms of the settlement did not have a material adverse effect on our results of operations or financial condition.
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
U.S. Government Audits
          Our contracts are regularly audited by the DCAA and other government agencies. At any given time, many of our contracts or systems are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.
          These agencies review our contract performance, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. Any costs found to be improperly allocated to a specific contract will not be reimbursed. In addition, government contract payments received by us for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts.
          The Defense Contract Management Agency (“DCMA”) formally notified us of non-compliance with Cost Accounting Standard 403, Allocation of Home Office Expenses to Segments, on April 11, 2007. We issued a response to the DCMA on April 26, 2007 with a proposed solution to resolve the area of non-compliance, which related to the allocation of corporate general and administrative costs between our divisions. On August 13, 2007, the DCMA notified us that additional information would be necessary to justify the proposed solution. We issued responses on September 17, 2007 and April 28, 2008 and the matter is pending resolution. Based on facts currently known, we do not believe the matters described in this and the preceding paragraph will have a material adverse effect on our results of operations or financial condition.
          We are currently under audit by the Internal Revenue Service (“IRS”) for employment taxes covering the calendar years 2005 through 2007. In the course of the audit process, the IRS has questioned our treatment of exempting from U.S. employment taxes all U.S. residents working abroad for a foreign subsidiary. While we believe our treatment with respect to employment taxes, for these employees, was appropriate, a negative outcome on this matter could result in a potential liability, including penalties, of approximately $113.8 million related to these calendar years.
Contract Matters
          During the first quarter of fiscal year 2009 we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Based on our experience with this particular Nigerian state government customer, we believe it likely the customer will challenge our termination of the contract for cause and initiate legal action against us. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit is being challenged in certain instances. Although we believe our right to terminate this contract and such subcontracts was justified and permissible under the terms of the contracts, and we intend to rigorously contest any claims brought against us arising out of such terminations, if courts were to conclude that we were not entitled to terminate one or more of the contracts and damages were assessed against us, such damages could have a material adverse effect on our results of operations or financial condition.
Credit Risk
          We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing credit risk. Furthermore, we continuously review all accounts receivable and recorded provisions for doubtful accounts for adequacy.
Risk Management Liabilities and Reserves
          We are insured for domestic worker’s compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker’s compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic worker’s compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on one California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.
Note 9 — Shareholders’ Equity
Initial public offering
          On May 9, 2006, we consummated an initial public offering of 25 million shares of our Class A common stock, par value $0.01 per share, at a price of $15.00 per share (the “Equity Offering”). After underwriting commissions of $22.5 million, a fee of $5.0 million to Veritas Capital, and transaction costs of $2.5 million, our net proceeds were approximately $345.0 million. We used the net proceeds, together with cash on hand, to repay a portion of our outstanding debt and complete the transactions described below.
          In conjunction with the Equity Offering, our shareholders approved an amendment and restatement of our certificate of incorporation with the Secretary of State of the State of Delaware. The amended and restated certificate of incorporation authorized us to issue up to:
          (1) 232 million shares of Class A common stock, par value $0.01 per share; and
          (2) 50 million shares of preferred stock, par value $0.01 per share.
          The new shares of preferred and common stock have rights identical to the preferred stock and the Class A common stock of our Company outstanding immediately before filing the amendment.
          Stock Split — On May 3, 2006, our Board of Directors and shareholders approved a 64-for-1 stock split for the 500,000 shares of our Class B common stock outstanding as of May 3, 2006. After the stock split, effective May 3, 2006, each holder of record held 64 shares of common stock for every one share held immediately prior to the effective date.
          Following the effective date of the stock split, the par value of the common stock remained at $0.01 per share. As a result, we have increased common stock in the consolidated balance sheets and statement of shareholders’ equity included herein on a retroactive basis for all periods presented, with a corresponding decrease to additional paid-in capital. All share and per-share amounts and related disclosures were retroactively adjusted for all periods presented to reflect the 64-for-1 stock split.
          Special Cash Dividend — Prior to the closing of the Equity Offering, the board of directors declared a mandatory dividend, payable in cash and subject to the consummation of the Equity Offering, to the holders of record on May 3, 2006 of the then-

outstanding shares of our Class B common stock, in an aggregate amount of $100.0 million. We paid the mandatory dividend on May 9, 2006. As a result of the dividend, we fully reduced retained earnings by $4.1 million and reduced additional paid-in capital by $95.9 million for the remainder of the dividend. Upon the payment of the mandatory dividend to the holders of our Class B common stock and the expiration of the underwriters’ over allotment option from the Equity Offering, each share of Class B common stock then issued and outstanding was automatically converted into one fully paid and non-assessable share of Class A common stock.
          Preferred Stock — In conjunction with the Equity Offering, we redeemed all of our outstanding $0.01 par value Series A-1 and Series A-2 preferred stock for $222.8 million, including accrued and unpaid dividends as of the date of redemption of May 9, 2006. In addition, we paid $5.7 million in prepayment penalties as a result of the early redemption. There was no interest expense on the redeemable shares during the fiscal years ended April 3, 2009 or March 28, 2008; however, interest expense on the redeemable shares totaled $3.0 million for the fiscal year ended March 30, 2007.
Common Stock and Senior Subordinated Note Repurchase
          Our board of directors approved a plan in fiscal year 2009, which allows for $25.0 million in repurchases for a combination of common stock and/or senior subordinated notes per fiscal year during fiscal years 2009 and 2010. During fiscal year 2009, we purchased 693,200 shares for $8.6 million and $16.1 million face value of our senior subordinated notes in the open market for $15.4 million, including applicable fees, which utilized $24.0 million of our availability under the fiscal year 2009 portion of the plan. A combination of $25.0 million of shares and/or senior subordinated notes will be available for repurchase under this plan during fiscal year 2010. Current board approval ends at the end of fiscal year 2010.
Note 10 — Interest Rate Derivatives
          As of April 3, 2009, we had two interest rate swaps which were purchased to hedge exposure on variable three-month LIBOR interest rate risk associated with our $200 million senior secured credit facility. These derivative agreements began in April 2007 and expire in May 2010. Our derivative instruments do not contain credit-risk-related contingent features. We had no other derivatives as of April 3, 2009. These two interest rate swap derivatives are presented in the table below as follows (dollars in thousands):

		Fixed	Variable
	Notional	Interest	Interest Rate
Date Entered	Amount	Rate Paid*	Received	Expiration Date
April 2007	$168,620	4.975%	three-month LIBOR	May 2010
April 2007	$31,380	4.975%	three-month LIBOR	May 2010

*	plus applicable margin (2.5% at April 3, 2009)
          The $168.6 million interest rate swap derivative is accounted for as a cash flow hedge under SFAS No. 133. The $31.4 million swap derivative no longer qualifies for hedge accounting as of April 3, 2009, as a result of our expectation to settle the majority of the related debt amount earlier than expected, thus reducing the probability of our hedged forecasted quarterly variable interest payment transactions. This resulted in $0.8 million of hedge loss being recognized in our consolidated statement of income for fiscal year 2009 as it became probable that the associated forecasted transactions would not occur within the originally specified period of time defined within the hedge relationship.
          During fiscal year 2009, we also had an interest rate swap derivative that began in September 2007 and expired in September 2008 to hedge exposure on variable three-month LIBOR interest rate risk associated with $75.0 million in term loan principal. Activity related to this expired derivative is included in the tabular disclosure below.
          In fiscal year 2009, we paid $5.8 million in net settlements and incurred $6.5 million of expenses, of which $5.3 million was recorded to interest expense and $1.2 million was recorded to other expenses/(income). Amounts are reclassified from accumulated other comprehensive (loss) income into earnings as net cash settlements occur, changes from quarterly derivative valuations are updated, new circumstances dictate the disqualification of hedge accounting and adjustments for cumulative ineffectiveness are recorded.

          The fair values of our derivative instruments and the line items on the Consolidated Balance Sheet to which they were recorded as of April 3, 2009 and March 28, 2008 are summarized as follows (in thousands):

		Fair Value at	Fair Value at March
Derivatives designated as hedges under SFAS No. 133	Balance Sheet Location	April 3, 2009	28, 2008

Interest Rate Swaps	Other accrued liabilities	$5,259	$5,783
Interest Rate Swaps	Other long-term liabilities	957	5,832

	Total	$6,216	$11,615

		Fair Value at	Fair Value at March
Derivatives not designated as hedges under SFAS No. 133	Balance Sheet Location	April 3, 2009	28, 2008
Interest Rate Swaps	Other accrued liabilities	$893	$—
Interest Rate Swaps	Other long-term liabilities	182	—

	Total	$1,075	$—

Total Derivatives		$7,291	$11,615

          The effects of our derivative instruments on other comprehensive income (OCI) as of April 3, 2009 and our Consolidated Statement of Income for the fiscal year ended April 3, 2009 are summarized as follows (in thousands):

		GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
		ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	Gains (Losses)	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	Recognized in OCI			Line Item in
Cash Flow Hedging	on Derivatives	Line Item in Statement		Statement
Instruments under SFAS 133	(Effective Portion)	of Income	Amount	of Income	Amount
Interest rate derivatives	$(6,201)	Interest expense	$(5,628)	Interest expense	$370

Total	$(6,201)		$(5,628)		$370

          The effects of our derivative instruments on other comprehensive income (OCI) as of March 28, 2008 and our Consolidated Statement of Income the fiscal year ended March 28, 2008 are summarized as follows (in thousands):

		GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
		ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	Gains (Losses)	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as	Recognized in OCI			Line Item in
Cash Flow Hedging	on Derivatives	Line Item in Statement		Statement
Instruments under SFAS 133	(Effective Portion)	of Income	Amount	of Income	Amount
Interest rate derivatives	$(11,240)	Interest expense	$324	Interest expense	$(375)

Total	$(11,240)		$324		$(375)

          The effects of our derivative instruments not designated as hedging instruments under SFAS No. 133 on our Consolidated Statement of Income for the fiscal year ended April 3, 2009 are summarized as follows (in thousands). We did not have any derivative instruments not designated as hedging instruments under SFAS No. 133 for the fiscal year ended March 28, 2008.

Derivatives not Designated	RECLASS FROM OCI DUE TO HEDGE DE-DESIGNATION
as Hedging Instruments	Line Item in Statement
under SFAS 133	of Income	Amount
Interest rate derivatives	Other income (loss), net	$(1,245)

Total		$(1,245)

          As of April 3, 2009, we estimate that approximately $5.3 million of losses associated with our two interest rate swaps included in accumulated other comprehensive income will be reclassified into earnings in fiscal year 2010. See Note 16 for fair value disclosures associated with these hedges.

Note 11 — Equity-Based Compensation
          As of April 3, 2009, we have provided equity-based compensation through the grant of Class B interests in DIV Holding LLC, the majority holder of our common stock and the grant of Restricted Stock Units (“RSUs”) under our 2007 Omnibus Incentive Plan (the “2007 Plan”). All of our equity-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment”. Under this method, we recorded equity-based compensation expense of $1.9 million, $4.6 million and $2.4 million for fiscal years 2009, 2008 and 2007, respectively.
Class B Equity
          During fiscal years 2009, 2008 and 2007, certain members of management and outside directors were granted an ownership interest through a plan that granted Class B interests in DIV Holding LLC, the majority holder of our stock. DIV Holding LLC conducts no operations and was established for the purpose of holding equity in our Company. At April 3, 2009, March 28, 2008 and March 30, 2007, the aggregate individual grants represented approximately 4.7%, 6.2% and 6.3% of the ownership in DIV Holding LLC, respectively. On a fully vested basis, these ownership percentages represent an approximate aggregate ownership of 3.7%.
          The Class B interests are subject to either four-year or five-year graded vesting schedules with any unvested interest reverting to the holders of Class A interests in the event they are forfeited or repurchased. Class B interests are granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interest are entitled to receive their respective ownership proportional interest of all distributions made by DIV Holding LLC provided the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. Additionally, DIV Holding’s operating agreement limits Class B interests to 7.5% in the aggregate.
          Pursuant to the terms of the operating agreement governing DIV Holding LLC, if our shares are publicly traded on or after February 11, 2010, Class B interests may be redeemed at the end of any fiscal quarter for our stock or cash at the discretion of Veritas Capital on thirty days written notice upon the later of June 30, 2010 or the date said Class B member is no longer subject to reduction. Class B members remain subject to reduction until the earlier of such Class B member’s fourth or fifth employment/directorship anniversary, depending upon the terms of such member’s employment agreement, date of termination, or change in our control.
          The grant date fair value of the Class B interest granted through fiscal year 2009 was $18.3 million. We performed a fair value analysis of the Class B interests granted prior to the initial public offering using discounted cash flow technique to arrive at a fair value of the interest of $7.6 million at March 31, 2006. Our fair value analysis was based on a market value model that includes the following variables: our stock price, outstanding common shares, DIV Holding LLC ownership percentage, remaining preference to Class A holders, and a discount for lack of marketability. The discount for lack of marketability for each grant was estimated on the date of grant using the Black-Scholes-Merton put-call parity relationship computation with the following weighted average assumptions for periods as indicated below:

	April 3,	March 28,	March 30,
	2009	2008	2007
Risk-free interest rate	4.30%	4.40%	4.75%
Expected volatility	43%	47%	45%
Expected lives (for Black-Scholes model input)	4.6 years	4.7 years	4.5 years
Annual rate of quarterly dividends	0%	0%	0%
          Since these Class B interests are redeemed through our currently outstanding stock held by DIV Holding LLC or cash, no potential dilutive effect exists in relation to these interests. DIV Holding LLC held 31,992,600 shares of our 56,306,800 outstanding shares of stock at April 3, 2009. Class B activity for fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007 is summarized in the table below (dollars in thousands):

	% Interest in	Grant Date
	DIV Holding	Fair Value
Balance March 31, 2006	6.40%	$7,588
Fiscal Year 2007 Grants	3.26%	9,703
Fiscal Year 2007 Forfeitures	(3.32)%	(4,007)

Balance March 30, 2007	6.34%	$13,284
Fiscal Year 2008 Grants	0.02%	109
Fiscal Year 2008 Forfeitures	(0.12)%	(145)

Balance March 28, 2008	6.24%	$13,248
Fiscal Year 2009 Grants	0.20%	$867
Fiscal Year 2009 Forfeitures	(1.73)%	(4,446)

Balance April 3, 2009	4.71%	$9,669

March 30, 2007 Vested	2.05%	$2,797
Fiscal Year 2008 Vesting	0.77%	1,844

March 28, 2008 Vested	2.82%	$4,641
Fiscal Year 2009 Vesting	0.87%	$2,309

April 3, 2009 Vested	3.69%	$6,950

March 31, 2006 Nonvested	5.23%	$6,205
March 30, 2007 Nonvested	4.30%	$10,486
March 28, 2008 Nonvested	3.42%	$8,607
April 3, 2009 Nonvested	1.02%	$2,719
          Assuming each grant of Class B equity outstanding as of April 3, 2009 fully vests, we will recognize additional non-cash compensation expense as follows (dollars in thousands):

Fiscal year ended April 2, 2010	$650
Fiscal year ended April 1, 2011	229
Fiscal year ended March 31, 2012 and thereafter	61

Total	$940

2007 Omnibus Equity Incentive Plan
          In August 2007, our shareholders approved the adoption of the 2007 Plan. Under the 2007 Plan, there are 2,250,000 of our authorized shares of Class A common stock reserved for issuance. The 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other share-based awards and provides that the Compensation Committee, which administers the 2007 Plan, may also make awards of performance shares, performance units or performance cash incentives subject to the satisfaction of specified performance criteria to be established by the Compensation Committee prior to the applicable grant date. Our employees or our subsidiaries and non-employee members of the Board are eligible to be selected to participate in the 2007 Plan at the discretion of the Compensation Committee.
          In December 2007, the Compensation Committee approved the grant of RSUs to certain key employees (“2007 Participants”) of ours. The grants were made pursuant to the terms and conditions of the 2007 Plan and are subject to award agreements between us and each 2007 Participant. 2007 Participants vest in RSUs over the corresponding service periods based on vesting terms, which are generally one to three years. The RSUs have assigned value equivalent to our common stock and may be settled in cash or shares of our common stock at the discretion of the Compensation Committee.
          During fiscal year 2009, we awarded service-based and performance-based RSUs to certain key employees (“2009 Participants”). The grants were made pursuant to the terms and conditions of the 2007 Plan and are subject to award agreements between the Company and each 2009 Participant.
          During fiscal year 2009, 236,800 performance-based RSUs were granted to certain key employees. These performance-based awards are tied to our financial performance, specifically fiscal year 2011 EBITDA (earnings before interest, taxes, depreciation and amortization), and cliff vest upon achievement of this target. Based on current estimates, the costs of these awards are being accrued with the expectation of a 100% achievement of the performance goal.
          In addition to employee grants, 19,195 service-based RSUs were granted to Board members. These awards vest within one year of grant, but include a post-vesting restriction of six months after the applicable directors’ Board service ends. The RSUs have assigned value equivalent to our common stock and may be settled in cash or shares of our common stock at the discretion of the Compensation Committee of the Board.
          During fiscal year 2009, 100,000 RSUs were awarded to our current Chief Executive Officer (“CEO”). Half of these awards were service-based and vest ratably over a three year period on the anniversary of the CEO’s employment commencement date. The remaining 50,000 RSUs were performance-based, tied to specific performance goals for fiscal year 2009. In May 2009, it was determined that the performance measures had been achieved, resulting in the vesting of one-third of his performance-based awards. The remaining two thirds of his performance-based awards will vest over the next two years, with one third vesting each year on the anniversary of the CEO’s employment commencement date.
          A summary of RSU activity during fiscal year 2009 under the 2007 Plan is as follows:

		Weighted
	Outstanding	Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding, March 28, 2008	159,600	$21.49
Units granted	307,945	$15.53
Units forfeited	(66,100)	$19.04
Units vested and settled	(55,550)	$21.32

Outstanding, April 3, 2009	345,895	$16.71

          In accordance with SFAS No. 123(R) and our policy, we recognize compensation expense related to the RSUs on a graded schedule over the requisite service period, net of estimated forfeitures. Compensation expense related to RSUs was approximately $2.0 million for the fiscal year ended April 3, 2009. Additionally, all RSUs have been determined to be liability awards; therefore, the fair value of the RSUs are re-measured at each financial reporting date as long as they remain liability awards. The estimated fair value of the RSUs was approximately $5.8 million, net of forfeitures, based on the closing market price of our stock on the grant date. The estimated fair value of all RSUs, net of forfeitures, was approximately $4.7 million based on the closing market price of our stock on April 3, 2009. During fiscal year 2009, 55,550 RSU awards vested and settled for $0.8 million in cash.
          Assuming the RSUs outstanding, net of estimated forfeiture, as of April 3, 2009 fully vest, we will recognize the related compensation expense as follows based on the value of these liability awards as of April 3, 2009 (dollars in thousands):

Fiscal year ended April 2, 2010	$1,684
Fiscal year ended April 1, 2011	916
Fiscal year ended March 31, 2012 and thereafter	372

Total	$2,972

Note 12 — Composition of Certain Financial Statement Captions
          The following tables present financial information of certain consolidated balance sheet captions (dollars in thousands).
     Prepaid expense and other current assets — Prepaid expense and other current assets were:

	April 3,	March 28,
	2009	2008
Prepaid expenses	$61,570	$43,205
Inventories	10,840	8,463
Work-in-process	33,885	45,245
Minority interest receivable	—	3,306
Joint venture receivables	2,491	2,076
Other current assets	15,428	6,732

Total	$124,214	$109,027

          Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. For the fiscal year ended March 28, 2008, the minority interest resulted in a net debit balance due to the net loss in GLS. McNeil Technologies, our 49% joint venture partner, had guaranteed to fund their portion of the losses; therefore, the minority interest in the GLS loss resulted in an increase to net income.

     Property and equipment, net — Property and equipment, net were:

	April 3,	March 28,
	2009	2008
Computers and other equipment	$13,466	$11,813
Leasehold improvements	7,435	4,649
Office furniture and fixtures	6,066	5,272

Gross property and equipment	26,967	21,734
Less accumulated depreciation	(8,629)	(6,292)

Property and equipment, net	$18,338	$15,442

     Other assets, net — Other assets, net were:

	April 3,	March 28,
	2009	2008
Deferred financing costs, net	$13,828	$11,350
Investment in affiliates	8,982	6,287
Palm promissory notes, long-term portion	6,631	—
Other	2,627	451

	$32,068	$18,088

          Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $3.7 million, $3.0 million and $2.8 million for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007, respectively.
     Accrued payroll and employee costs — Accrued payroll and employee costs were:

	April 3,	March 28,
	2009	2008
Wages, compensation and other benefits	$108,879	$57,940
Accrued vacation	26,329	24,760
Accrued contributions to employee benefit plans	2,785	2,486

	$137,993	$85,186

     Other accrued liabilities — Accrued liabilities were:

	April 3,	March 28,
	2009	2008
Deferred revenue	$30,739	$53,083
Insurance expense	28,061	36,260
Interest expense and short-term swap liability	11,688	14,348
Contract losses	11,730	134
Legal matters	16,993	19,851
Other	12,379	5,564

	$111,590	$129,240

          Deferred revenue is primarily due to payments in excess of revenue recognized. Contract losses relate to accrued losses recorded on certain Afghanistan construction contracts.
Note 13 — Segment and Geographic Information
          Our operations are aligned into three divisions, each of which constitutes an operating segment: ISS, LCM and MTSS. All of our operating segments provide services domestically and in foreign countries under contracts with the U.S. government and some foreign customers. The segments also operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.
          Each operating segment provides different services and involves different strategies and risks. Each operating segment has a President, who reports directly to our CEO. For decision-making purposes, our CEO uses financial information generated and reported at the operating segment level. We evaluate segment performance and allocate resources based on factors such as each segment’s operating income, working capital requirements and backlog to name a few. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.
          The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements (dollars in thousands).

	Fiscal Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
Revenue
International Security Services	$1,823,141	$1,097,083	$1,086,481
Logistics and Construction Management	352,196	285,317	266,050
Maintenance and Technical Support Services	930,983	757,361	729,743
Corporate/Elimination	(5,227)	—	—

Total reportable segments	$3,101,093	$2,139,761	$2,082,274

Operating income (loss)
International Security Services	$151,888	$89,588	$89,130
Logistics and Construction Management	(33,406)	10,854	13,227
Maintenance and Technical Support Services	69,509	19,561	11,128

	187,991	$120,003	$113,485

Depreciation and amortization
International Security Services	$26,907	$27,017	$26,248
Logistics and Construction Management	2,834	3,307	3,540
Maintenance and Technical Support Services	10,816	11,849	13,613

Total reportable segments(1)	$40,557	$42,173	$43,401

Assets
International Security Services	$723,075	$725,775	$709,044
Logistics and Construction Management	207,366	199,088	187,750
Maintenance and Technical Support Services	323,776	336,721	308,533

Total reportable segments	1,254,217	1,261,584	1,205,327
Corporate activities(2)	284,997	141,125	157,574

	$1,539,214	$1,402,709	$1,362,901

(1)	Excludes amounts included in cost of services of $1,077, $1,319 and $1,850 for fiscal years 2009, 2008 and 2007, respectively.

(2)	Assets primarily include cash, deferred income taxes, and deferred debt issuance cost.
          Geographic Information — Revenue by geography is determined based on the location of services provided.

	Fiscal Year Ended
	April 3, 2009		March 28, 2008		March 30, 2007
United States	$764,034	25%	$718,787	34%	$668,875	32%
Middle East(1)	1,971,411	64%	1,120,910	52%	955,811	46%
Other Americas	143,423	4%	194,767	9%	220,176	11%
Europe	65,975	2%	46,242	2%	59,780	3%
Asia-Pacific	84,018	3%	34,400	2%	65,817	3%
Other	72,232	2%	24,655	1%	111,815	5%

Total	$3,101,093	100%	$2,139,761	100%	$2,082,274	100%

(1)	The Middle East includes but is not limited to activities in Iraq, Afghanistan, Somalia, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Yemen, Saudi Arabia, Turkey and Egypt.
          Revenue from the U.S. government accounted for approximately 96%, 95% and 97% of total revenue in fiscal years 2009, 2008 and 2007, respectively. At April 3, 2009, March 28, 2008 and March 30, 2007, accounts receivable due from the U.S. government represented over 95% of total accounts receivable, in each fiscal year respectively.
          Beginning April 4, 2009, we converted from three operating segments (currently ISS, LCM and MTSS) to three new operating segments: GLS, GPSS, and GSDS. Please refer to Note 17 for detailed information.
Note 14 — Quarterly Financial Data (Unaudited)
          In our opinion, the following unaudited quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary to fairly present our consolidated results of operations for such periods (amounts in thousands, except per share data):

	Fiscal Year 2009
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Revenue	$812,821	$792,327	$779,151	$716,794
Operating Income	$49,781	$51,583	$46,633	$39,994
Net income	$19,166	$19,753	$12,871	$17,980
Earnings per share:
Basic	$0.34	$0.35	$0.23	$0.32
Diluted	$0.34	$0.34	$0.23	$0.32
Average common shares outstanding:
Basic	56,878	57,000	57,000	57,000
Diluted	56,937	57,437	57,061	57,053

	Fiscal Year 2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Revenue	$572,908	$523,071	$495,109	$548,673
Operating Income	$23,029	$30,825	$33,947	$32,202
Net income	$9,784	$11,960	$13,953	$12,258
Earnings per share:
Basic	$0.17	$0.21	$0.24	$0.22
Diluted	$0.17	$0.21	$0.24	$0.22
Average common shares outstanding:
Basic	57,000	57,000	57,000	57,000
Diluted	57,001	57,000	57,000	57,000
Note 15 — Related Parties, Joint Ventures and Variable Interest Entities
Management Fee
          We pay Veritas Capital an annual management fee of $0.3 million plus expenses to provide us with general business management, financial, strategic and consulting services. We recorded $0.5 million, $0.5 million and $0.7 million in these fees and expenses for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007, respectively.
Joint Ventures
          Amounts due from our unconsolidated joint ventures totaled $2.5 million and $2.1 million as of April 3, 2009 and March 28, 2008, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The change in these receivables from March 28, 2008 to April 3, 2009 resulted in a use of operating cash for the fiscal year ended April 3, 2009 of $0.4 million. The related revenue associated with our unconsolidated joint ventures totaled $18.1 million, $8.5 million for the fiscal year ended April 3, 2009 and March 28, 2008 respectively.
          As discussed in Note 1, we sold half of our previously wholly owned subsidiary, DIFZ, on July 31, 2008 to Palm Trading Investment Corp. (“Palm”). DIFZ provides leased contract employees, back office staff and outsourced payroll and human resource support services through its approximately 6,200 employees. Currently, all DIFZ revenue and costs are eliminated through our consolidation process.
          As a result of the DIFZ sale, we currently hold three promissory notes from Palm for the purchase price of $8.2 million, plus accrued interest. As discussed in Note 1, the sales price was adjusted to $9.7 million, based on the results of the revaluation, contingent on approval by the DIFZ board of directors. The adjustment to the purchase price was reflected as an increase to the promissory notes. The notes are included in Prepaid expenses and other current assets and in Other assets on our consolidated balance sheet for the short and long term portions, respectively. As of April 3, 2009 the loan balance outstanding with Palm was $8.9 million, reflecting the adjustment to the purchase price, accrued interest and payments against the promissory notes.
Variable Interest Entities
          We own an interest in four VIEs: (i) 40% owned PaTH Joint Venture; (ii) 45% owned CRS Joint Venture; (iii) 44% owned Babcock DynCorp Limited (“Babcock”) Joint Venture; (iv) 51% owned GLS Joint Venture; and (iv) the 50% owned DIFZ Joint Venture. We do not encounter any significant risk through our involvement in our VIEs which is outside the normal course of our business.

          PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority. CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy. Babcock is a Joint Venture formed in January 2005 and currently provides services to the British Armed Forces. We do not provide any significant financial support and would not absorb the majority of expected losses or gains from PaTH, CRS or Babcock. We account for PaTH, CRS and Babcock as equity method investments based on our ownership percentage of the ventures. The equity method investee income/loss for PaTH and CRS is immaterial to our consolidated financial statements. We earned $4.3 million in equity method income from the Babcock joint venture in fiscal year 2009.
          GLS is a joint venture formed in August 2006 with one partner, McNeil Technologies, for the purpose of procuring government contracts with the U.S. Army. Our controlling shareholder is the majority owner of McNeil Technologies. We concluded that we were the primary beneficiary of the venture, primarily based on our ownership percentage. We account for GLS as a consolidated subsidiary in our consolidated financial statements. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. GLS assets and liabilities were $150.5 million and $129.6 million, respectively, as of April 3, 2009. Additionally, GLS revenue was $709.1 million in fiscal year 2009.
          DIFZ became a joint venture in July 2008 as Palm purchased a 50% interest in DIFZ. DIFZ provides foreign staffing, human resources and payroll services. We concluded that we were the primary beneficiary since we would absorb the majority of expected losses or gains from the venture based on the terms of the sale agreement. We incur significant costs on behalf of DIFZ related to the normal operations of the venture. The vast majority of these costs are considered direct contract costs and thus billable on the various corresponding contracts supported by DIFZ services. DIFZ assets and liabilities were $38.0 million and $36.5 million, respectively, as of April 3, 2009. Additionally, DIFZ revenue was $261.7 million in fiscal year 2009.
Note 16—Fair Value of Financial Assets and Liabilities
          We adopted SFAS No. 157 in fiscal year 2009. Although the adoption of SFAS No. 157 did not materially impact our financial condition, results of operations, or cash flow, we are required to provide additional disclosures as part of our financial statements. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
          As of April 3, 2009, we held certain assets and had incurred certain liabilities that are required to be measured at fair value on a recurring basis. These included cash equivalents (including restricted cash) and interest rate derivatives. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. Our interest rate derivatives, as further described in Note 10, consist of interest rate swap contracts. The fair values of the interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have categorized these interest rate swap contracts as Level 2. We have consistently applied these valuation techniques in all periods presented.
          Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at April 3, 2009, were as follows:

	Fair Value Measurements at Reporting Date Using
	Book value of	Quoted prices	Significant	Significant
	financial	in active	other	Unobservable
	assets/(liabilities)	markets assets	observable	Inputs
	as of April 3, 2009	(Level 1)	inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets
Cash equivalents(1)	$206,157	$206,157	$—	$—

Total assets measured at fair value	$206,157	$206,157	$—	$—

Liabilities
Interest rate derivatives	$7,291	$—	$7,291	$—

Total liabilities measured at fair value	$7,291	$—	$7,291	$—

(1)	Includes cash and cash equivalents and restricted cash
Note 17 — Subsequent Events
Operating Segment change
          As announced on April 6, 2009, we will change from reporting financial results on our three segments utilized in fiscal year 2009 to reporting under three new segments, beginning with our first fiscal 2010 quarter. Under the new alignment, the three prior business segments of ISS, LCM and MTSS are realigned into three segments, two of which, Global Stabilization and Development Solutions, or GSDS and Global Platform Support Solutions, or GPSS, are wholly-owned, and a third segment, Global Linguist Solutions, or GLS, which is a 51% owned joint venture.
* * * * *

Schedule I — Condensed Financial Information of Registrant
DynCorp International Inc.
Condensed Balance Sheet

	April 3,	March 28,
	2009	2008
	(Amounts in thousands,
	except share data)
Assets
Investment in subsidiaries	$497,521	$424,285

Liabilities	$—	$—
Shareholders’ Equity
Common stock, $0.01 par value — 57,000,000 shares authorized, issued and outstanding at April 3, 2009 and March 28, 2008, respectively	570	570
Additional paid-in capital	366,620	357,026
Retained earnings	143,373	73,603
Treasury stock, 693,200 shares at April 3, 2009	(8,618)	—
Accumulated other comprehensive loss	(4,424)	(6,914)

Total shareholders’ equity	497,521	424,285

Total liabilities and shareholders’ equity	$497,521	$424,285

See notes to this schedule.

DynCorp International Inc.
Condensed Statement of Operations

	Fiscal Year Ended
	April 3,	March 28,
	2009	2008
	(Dollars in thousands)
Equity in income of subsidiaries, net of tax	$69,770	$47,955

Net income	$69,770	$47,955

See notes to this schedule.

DynCorp International Inc.
Condensed Statement of Cash Flows

	Fiscal Year Ended
	April 3,	March 28,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$69,770	$47,955
Adjustments to reconcile net income to net cash from operating activities:
Non-cash interest expense (redeemable preferred stock dividend)	—	—
Equity in income of subsidiaries	(69,770)	(47,955)

Net cash from operating activities	—	—

Net cash from investing activities	—	—

Net cash from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Non-cash purchase of treasury stock by LLC	$(8,618)	—
See notes to this schedule.

Schedule I — Condensed Financial Information of Registrant
DynCorp International Inc.
Notes to Schedule
Note 1. Basis of Presentation
          Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of DynCorp International Inc. (the “Company”) do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these financial statements should be read in conjunction with our consolidated financial statements and related notes.
          Accounting for subsidiaries — We have accounted for the income of our subsidiaries under the equity method in the unconsolidated condensed financial statements.
Note 2. Dividends Received from Consolidated Subsidiaries
          We have received no dividends from our consolidated subsidiaries. DynCorp International LLC (our “operating company”), a consolidated subsidiary of ours, has covenants related to our long-term debt, including restrictions on dividend payments at April 3, 2009, March 28, 2008 and March 30, 2007. As of that date, our operating company’s retained earnings and net assets were not free from such restrictions.
Note 3. Shareholders’ Equity
          Our Board of Directors has authorized us to repurchase up to $25.0 million per fiscal year of our outstanding common stock and/or our operating company’s senior subordinated notes during fiscal years 2009 and 2010. The shares may be repurchased from time to time in open market conditions or through privately negotiated transactions at our discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations. The share repurchase program does not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board of Directors. Shares of common stock repurchased under this plan will be held as treasury shares. A total of 693,200 shares were repurchased by LLC as of April 3, 2009. Treasury stock is included in our condensed balance sheet as a reduction of shareholders’ equity.
* * * * *

Schedule II — Valuation and Qualifying Accounts
DynCorp International Inc.
For the Fiscal Years Ended April 3, 2009, March 28, 2008 and March 30, 2007

		Charged/(Credited)	Deductions
	Beginning	to Costs and	from	End of
	of Period	Expense	Reserve(1)	Period
	(Dollars in thousands)
Allowance for doubtful accounts:
April 1, 2006 — March 30, 2007	$8,479	(2,500)	(2,551)	$3,428
March 31, 2007 — March 28, 2008	$3,428	(923)	(2,237)	$268
March 29, 2008 — April 3, 2009	$268	(185)	(15)	$68

(1)	Deductions from reserve represent accounts written off, net of recoveries.
* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), allowing timely decisions regarding required disclosure. As of the last fiscal quarter covered by this report, based on an evaluation carried out under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act of 1934), the CEO and CFO have concluded that our disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
          Our management, under the supervision and with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
          Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
          Under the supervision and with the participation of our CEO and CFO, our management conducted an assessment of the effectiveness of our internal controls and procedures over financial reporting as of April 3, 2009, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that as of April 3, 2009, our internal controls and procedures over financial reporting were effective based on those criteria.
          Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.
Changes in Internal Control Over Financial Reporting
          There has been no significant change in our internal control over financial reporting that have occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of DynCorp International Inc.
Falls Church, Virginia
          We have audited the internal control over financial reporting of DynCorp International Inc. and subsidiaries (the “Company”) as of April 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended April 3, 2009, and our report dated June 11, 2009, expressed an unqualified opinion on such consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on March 31, 2007.

/s/ Deloitte & Touche LLP
Fort Worth, Texas
June 11, 2009

ITEM 9B.	OTHER INFORMATION.
          None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          The information required in this Item 10 is incorporated by reference to our definitive Proxy Statement. Such definitive Proxy Statement will be filed with the SEC no later than 120 days after the conclusion of the registrant’s fiscal year ended April 3, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.
          The information required in this Item 11 is incorporated by reference to our definitive Proxy Statement. Such definitive Proxy Statement will be filed with the SEC no later than 120 days after the conclusion of the registrant’s fiscal year ended April 3, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          The information required in this Item 12 is incorporated by reference to our definitive Proxy Statement. Such definitive Proxy Statement will be filed with the SEC no later than 120 days after the conclusion of the registrant’s fiscal year ended April 3, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
          The information required in this Item 13 is incorporated by reference to our definitive Proxy Statement. Such definitive Proxy Statement will be filed with the SEC no later than 120 days after the conclusion of the registrant’s fiscal year ended April 3, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          The information required in this Item 14 is incorporated by reference to our definitive Proxy Statement. Such definitive Proxy Statement will be filed with the SEC no later than 120 days after the conclusion of the registrant’s fiscal year ended April 3, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) Financial statements: The following consolidated financial statements and schedules of DynCorp International Inc. are included in this report:
•	Report of Independent Registered Public Accounting Firm:

•	Consolidated Statements of Income for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007.

•	Consolidated Balance Sheets as of April 3, 2009 and March 28, 2008.

•	Consolidated Statement of Cash Flows for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007.

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007.

•	Notes to Consolidated Financial Statements.
     (b) Financial Statement Schedules:
•	Schedule I — Condensed Financial Information of Registrant

•	Schedule II — Valuation and Qualifying Accounts for the fiscal years ended April 3, 2009, March 28, 2008 and March 30, 2007.
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

Date: June 11, 2009
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Title	Date

/s/ William L. Ballhaus William L. Ballhaus	President and Chief Executive Officer and Director (principal executive officer)	June 11, 2009

/s/ Michael J. Thorne Michael J. Thorne	Senior Vice President, Chief Financial Officer (principal financial and principal accounting officer)	June 11, 2009

/s/ Robert B. McKeon Robert B. McKeon	Director	June 11, 2009

/s/ Michael J. Bayer Michael J. Bayer	Director	June 11, 2009

/s/ Mark H. Ronald Mark H. Ronald	Director	June 11, 2009

/s/ General Richard E. Hawley General Richard E. Hawley	Director	June 11, 2009

/s/ Herbert J. Lanese Herbert J. Lanese	Director	June 11, 2009

/s/ General Barry R. McCaffrey General Barry R. McCaffrey	Director	June 11, 2009

/s/ Ramzi M. Musallam Ramzi M. Musallam	Director	June 11, 2009

/s/ Admiral Joseph W. Prueher Admiral Joseph W. Prueher	Director	June 11, 2009

/s/ Charles S. Ream Charles S. Ream	Director	June 11, 2009

/s/ General Peter J. Schoomaker General Peter J. Schoomaker	Director	June 11, 2009

/s/ Admiral Leighton W. Smith, Jr. Admiral Leighton W. Smith, Jr.	Director	June 11, 2009

/s/ William G. Tobin William G. Tobin	Director	June 11, 2009

EXHIBIT INDEX

Exhibit
Number	Description

1.1	Purchase Agreement, dated as of December 12, 2004, by and among Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)

1.2	First Amendment to Purchase Agreement, dated as of February 11, 2005, by and between Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A)

3.1	Certificate of Incorporation of DynCorp International Inc.	(B)

3.2	Amended and Restated Certificate of Incorporation of DynCorp International Inc.	(C)

3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of DynCorp International Inc.	(C)

3.4	Amended and Restated Bylaws of DynCorp International Inc.	(B)

3.5	Certificate of Formation of DIV Holding LLC	(A)

3.6	Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(A)

3.7	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(B)

3.8	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(D)

3.9	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(C)

3.10	Amendment No. 4 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(E)

3.11	Amendment No. 5 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(F)

3.12	Amendment No. 6 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(G)

3.13	Amendment No. 8 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(P)

4.1	Indenture dated February 11, 2005 by and among DynCorp International Inc., DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)

4.2	Supplemental Indenture dated May 6, 2005 among DynCorp International of Nigeria LLC, DynCorp International LLC, DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A)

4.3	Guarantee (included in Exhibit 4.1)	(A)

4.4	Specimen of Common Stock Certificate	(D)

4.5	Certificate of Designation for Series B participating preferred stock (included in Exhibit 4.7)

4.6	Registration Rights Agreement, dated as of May 3, 2006, by and among DynCorp International Inc. and DIV Holding LLC	(E)

4.7	Rights Agreement, dated as of May 3, 2006, by and among DynCorp International Inc. and The Bank of New York	(E)

4.8	Supplemental Indenture, dated as of July 14, 2008, among DynCorp International LLC, DIV Capital Corporation, the Guarantors named therein and The Bank of New York Mellon.	(O)

10.1	Securities Purchase Agreement, dated as of February 1, 2005 among DynCorp International LLC and DIV Capital Corporation, and Goldman, Sachs & Co. and Bear, Stearns & Co. Inc., as Initial Purchasers	(A)

10.2	Credit and Guaranty Agreement, dated as of February 11, 2005, by and among Finance, DI Acquisition and the other Guarantors party thereto, various Lenders party thereto, Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc. and Bank of America, N.A.	(A)

Exhibit
Number	Description

10.3	Pledge and Security Agreement, dated as of February 11, 2005, among VCDI, DI Acquisition Corp., DynCorp International LLC, DIV Capital Corporation, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Guarantors and Goldman Sachs Credit Partners L.P., Collateral Agent	(A)

10.4	Revolving Loan Note, issued by DynCorp International LLC under the SPA, dated February 1, 2005	(A)

10.5	Form of Director Indemnification Agreement	(B)

10.6	First Amendment and Waiver, dated January 9, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(H)

10.7+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Michael J. Thorne.	(I)

10.8+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Natale S. DiGesualdo.	(I)

10.9+	Employment Agreement effective as of May 19, 2008 between DynCorp International LLC and William L. Ballhaus.	(M)

10.10+	The DynCorp International LLC Executive Incentive Plan	(K)

10.11	Form of Officer Indemnification Agreement	(B)

10.12	Second Amendment and Waiver, dated June 28, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(C)

10.13+	Employment Agreement effective as of July 17, 2006 between DynCorp International LLC and Herbert J. Lanese	(E)

10.14+	Employment Agreement effective as of April 6, 2006 between DynCorp International LLC and Robert B. Rosenkranz	(L)

10.15	Consulting Agreement effective as of September 1, 2006 between DynCorp International LLC and General Anthony C. Zinni	(J)

10.16+	Employment Agreement effective as of October 24, 2006, between DynCorp International LLC and Curtis L. Schehr.	(N)

10.17+	Employment Agreement effective as of July 16, 2007 between DynCorp International LLC and Anthony C. Zinni.	(N)

10.18+	DynCorp International Inc. 2007 Omnibus Incentive Plan	(R)

10.19	Credit Agreement, dated July 28, 2008 by and among DynCorp International Inc. and DynCorp International LLC, as borrower, the lenders referred to therein, and Wachovia Bank National Association.	(S)

10.20	Collateral Agreement dated as of July 28, 2008 by and among DynCorp International Inc. and DynCorp International LLC, as borrower, and certain of their respective subsidiaries as guarantors in favor of Wachovia Bank National Association, as administrative agent.	(S)

10.21	Holdings Guarantee Agreement dated as of July 28, 2008 by DynCorp International Inc, as guarantor, in favor of Wachovia Bank National Association, as administrative agent.	(S)

10.22	Subsidiary Guaranty Agreement dated as of July 28, 2008 by and among certain domestic subsidiaries of DynCorp International Inc, as subsidiary guarantors, in favor of Wachovia Bank National Association, as administrative agent.	(S)

10.23	Purchase Agreement, dated July 14, 2008, among DynCorp International LLC, DIV Capital Corporation, the guarantors named therein and Wachovia Capital Markets, LLC and Goldman & Sachs	(T)

10.24+	Employment Agreement effective as of December 29, 2008, between DynCorp International LLC and Tony Smeraglinolo.	(Q)

Exhibit
Number	Description

& Co., as representative of the several purchasers named therein.

10.25	Amendment to Credit Agreement, dated March 6, 2009 by and among DynCorp International Inc. and DynCorp International LLC, as borrower, the lenders referred to therein, and Wachovia Bank National Association.	(U)

10.26*+	Employment Agreement effective as of April 6, 2009, between DynCorp International LLC and Steven T. Schorer.

10.27*+	Amendment No.1 to Employment Agreement for Curtis Schehr, effective as of May 21, 2009.

12.1*	Statement re: computation of ratios.

21.1*	List of subsidiaries of DynCorp International Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Filed herewith.

+		Management contracts or compensatory plans or arrangements.

(A)	—	Previously filed as an exhibit to Amendment No. 1 to DynCorp International LLC’s Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005.

(B)	—	Previously filed as an exhibit to Amendment No. 2 to Form S-1 (Reg. No. 333-128637) filed with the SEC on November 30, 2005.

(C)	—	Previously filed as an exhibit to Form 10-K filed with the SEC on June 29, 2006.

(D)	—	Previously filed as an exhibit to Amendment No. 3 to Form S-1 (Reg. No. 333-128637) filed with the SEC on March 27, 2006.

(E)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on July 19, 2006.

(F)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on December 15, 2006.

(G)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on February 27, 2007.

(H)	—	Previously filed as an exhibit to DynCorp International LLC’s Form 8-K filed with the SEC on January 11, 2006.

(I)	—	Previously filed as an exhibit to DynCorp International LLC’s Form 8-K filed with the SEC on April 17, 2006.

(J)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on September 18, 2006.

(K)	—	Previously filed as an exhibit to DynCorp International LLC’s Form 8-K filed with the SEC on April 4, 2006.

(L)	—	Previously filed as an exhibit to Form 10-K filed with the SEC on June 20, 2007.

(M)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on May 13, 2008.

(N)	—	Previously filed as an exhibit to DynCorp International LLC’s Form 10-K filed with the SEC on June 10, 2008.

(O)	—	Previously filed as an exhibit to Form 10-Q filed with the SEC on August 12, 2008.

(P)	—	Previously filed as an exhibit to Form 10-Q filed with the SEC on November 12, 2008.

(Q)	—	Previously filed as an exhibit to Form 10-Q filed with the SEC on February 10, 2009.

(R)	—	Previously filed as an exhibit to Form 10-K filed with the SEC on June 10, 2008.

(S)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on August 1, 2008.

(T)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on July 17, 2008

(U)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on March 12, 2009.