Form 10-Q
period 2009-07-03
DYNCORP INTERNATIONAL INC.
filed 2009-08-05
CIK 1338916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, the registrant had 56,251,900 shares of its Class A common stock outstanding.

DYNCORP INTERNATIONAL INC.

Disclosure Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent our expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog, estimated remaining contract values and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; policy and/or spending changes implemented by the new Presidential administration; termination of key U.S. government contracts; changes in the demand for services that we provide; work awarded under our contracts, including without limitation, the Civilian Police, International Narcotics and Law Enforcement and LOGCAP IV contracts; pursuit of new commercial business in the U.S. and abroad; activities of competitors; bid protests; changes in significant operating expenses; changes in availability of or cost of capital; general political, economic and business conditions in the U.S.; acts of war or terrorist activities; variations in performance of financial markets; the inherent difficulties of estimating future contract revenue; anticipated revenue from indefinite delivery, indefinite quantity contracts; expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts; and statements covering our business strategy, those described in “Risk Factors” and other risks detailed from time to time in our reports filed with the SEC. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DYNCORP INTERNATIONAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	For the Fiscal Quarter Ended
	July 3, 2009	July 4, 2008

Revenue	$785,177	$716,794

Cost of services	(699,093)	(638,389)
Selling, general and administrative expenses	(23,438)	(27,851)
Depreciation and amortization expense	(10,145)	(10,560)

Operating income	52,501	39,994
Interest expense	(14,610)	(14,215)
Earnings from affiliates	1,054	1,117
Interest income	339	344
Other (loss)/income, net	(213)	705

Income before income taxes	39,071	27,945
Provision for income taxes	(12,627)	(9,316)

Net income	26,444	18,629
Noncontrolling interests	(5,799)	(649)

Net income attributable to DynCorp International Inc.	$20,645	$17,980

Basic and diluted earnings per share	$0.36	$0.31
See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	As of
	July 3, 2009	April 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$159,293	$200,222
Restricted cash	5,700	5,935
Accounts receivable, net of allowances of $348 and $68, respectively	639,470	564,432
Prepaid expenses and other current assets	110,025	124,214

Total current assets	914,488	894,803
Property and equipment, net	18,481	18,338
Goodwill	420,180	420,180
Tradename	18,318	18,318
Other intangibles, net	133,763	142,719
Deferred income taxes	8,430	12,788
Other assets, net	31,965	32,068

Total assets	$1,545,625	$1,539,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$30,540
Accounts payable	196,198	160,419
Accrued payroll and employee costs	120,500	137,993
Deferred income taxes	9,615	8,278

Other accrued liabilities	117,381	111,590
Income taxes payable	5,437	5,986

Total current liabilities	449,131	454,806

Long-term debt, less current portion	566,383	569,372
Other long-term liabilities	5,618	6,779

Total liabilities	1,021,132	1,030,957

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value — 232,000,000 shares authorized; 57,000,000 shares issued and 56,251,900 and 56,306,800 shares outstanding, respectively	570	570
Additional paid-in capital	366,910	366,620
Retained earnings	164,018	143,373
Treasury shares, 748,100 shares and 693,200 shares, respectively	(9,330)	(8,618)
Accumulated other comprehensive loss	(3,510)	(4,424)

Total shareholders’ equity attributable to DynCorp International Inc.	518,658	497,521
Noncontrolling interests	5,835	10,736

Total equity	524,493	508,257

Total liabilities and shareholders’ equity	$1,545,625	$1,539,214

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Fiscal Quarter Ended
	July 3, 2009	July 4, 2008

Cash flows from operating activities
Net income	$26,444	$18,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,424	10,811
Amortization of deferred loan costs	1,000	821
Allowance for losses on accounts receivable	264	—
Earnings from affiliates	(1,054)	(1,117)
Deferred income taxes	8,229	(1,609)
Equity-based compensation	866	(803)
Other	(4)	(256)
Changes in assets and liabilities:
Restricted cash	235	5,236
Accounts receivable	(75,302)	(138,958)
Prepaid expenses and other current assets	14,035	(25,560)
Accounts payable and accrued liabilities	23,131	56,382
Income taxes payable	(2,820)	5,293

Net cash provided by (used in) operating activities	5,448	(71,131)

Cash flows from investing activities
Purchase of property and equipment	(780)	(1,208)
Purchase of computer software	(514)	(608)
Other assets	—	365

Net cash used in investing activities	(1,294)	(1,451)

Cash flows from financing activities
Payments on long-term debt	(34,337)	(1,548)
Purchases of treasury stock	(712)	—
Borrowings under other financing arrangements	—	22,319
Payments of dividends to noncontrolling interests	(10,034)	—
Other financing activities	—	(68)

Net cash (used in) provided by financing activities	(45,083)	20,703

Net decrease in cash and cash equivalents	(40,929)	(51,879)
Cash and cash equivalents, beginning of period	200,222	85,379

Cash and cash equivalents, end of period	$159,293	$33,500

Income taxes paid (net of refunds)	$614	$7,023
Interest paid	$4,599	$10,866
Non-cash investing activities	$—	$4,265
See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars and Shares in Thousands)

							Total
							Shareholders’
							Equity
						Accumulated	Attributable
			Additional			Other	to DynCorp
	Common		Paid-in	Retained	Treasury	Comprehensive	International	Noncontrolling	Total
	Stock		Capital	Earnings	Stock	Income (Loss)	Inc.	Interests	Equity
Balance at April 3, 2009	56,307	$570	$366,620	$143,373	$(8,618)	$(4,424)	$497,521	$10,736	$508,257
Comprehensive income (loss):
Net income			—	26,444	—	—	26,444	—	26,444
Interest rate swap, net of tax			—	—	—	566	566	—	566
Currency translation adjustment, net of tax			—	—	—	348	348	—	348

Comprehensive income			—	26,444	—	914	27,358	—	27,358
Noncontrolling interests			—	(5,799)	—	—	(5,799)	—	(5,799)

Comprehensive income attributable to DynCorp International Inc.			—	20,645	—	914	21,559	—	21,559
Net income and comprehensive income attributable to noncontrolling interests			—	—	—	—	—	5,799	5,799
DIFZ financing, net of tax			112	—	—	—	112	—	112
Treasury stock	(55)		—	—	(712)	—	(712)	—	(712)
Equity-based compensation			191	—	—	—	191	—	191
Tax benefit associated with equity-based compensation			(13)	—	—	—	(13)	—	(13)
Dividends declared to noncontrolling interests			—	—	—	—	—	(10,700)	(10,700)

Balance at July 3, 2009	56,252	$570	$366,910	$164,018	$(9,330)	$(3,510)	$518,658	$5,835	$524,493

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Basis of Presentation and Accounting Policies
Basis of Presentation
DynCorp International Inc., through its subsidiaries, is a leading provider of specialized mission-critical professional and support services for the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations and linguist services. We also provide logistics support for all our services. References herein to “DynCorp International”, the “Company”, “we”, “our”, or “us” refer to DynCorp International Inc. and its subsidiaries unless otherwise stated or indicated by the context.
The consolidated financial statements include the accounts of the Company and our domestic and foreign subsidiaries. These consolidated financial statements have been prepared, without audit, pursuant to accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that all disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Company’s fiscal 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2009.
We report our results on a 52/53 week fiscal year with the fiscal year ending on the Friday closest to March 31 of such year (April 2, 2010 for fiscal year 2010 which is a 52 week fiscal year). The fiscal quarter ended July 3, 2009 was a 13-week period from April 4, 2009 to July 3, 2009. The fiscal quarter ended July 4, 2008 was a 14-week period from March 29, 2008 to July 4, 2008.
In the opinion of management, all adjustments necessary to fairly present our financial position at July 3, 2009 and April 3, 2009, the results of operations for the fiscal quarters ended July 3, 2009 and July 4, 2008, and cash flows for the fiscal quarters ended July 3, 2009 and July 4, 2008, have been included. The results of operations for the fiscal quarter ended July 3, 2009 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods. We use estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.
As a result of the implementation of Statement of Financial Standards (the “FASB”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), certain prior year amounts have been reclassified to conform to the current year presentation. This included moving the $10.7 million noncontrolling interests balance (previously “Minority Interest”) as of April 3, 2009 out of the mezzanine section of the balance sheet and into the equity section. Such reclassifications have no impact on previously reported net income attributable to DynCorp International Inc.
Principles of Consolidation
The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which we own a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies and are not the primary beneficiary as defined in FASB Interpretation No. 46R (Revised 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46R”). We have no investments in business entities of less than 20%.

We have ownership interests in three active joint ventures that are not consolidated into our financial statements as of July 3, 2009, and are accounted for using the equity method. We also have open joint venture agreements in inactive entities that are not material to our financials. Economic rights in active joint ventures are indicated by the ownership percentages in the table listed below.

Contingency Response Services LLC	45.0%
Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
In fiscal year 2009, we sold 50% of our ownership interest in our previously wholly owned subsidiary, DynCorp International FZ-LLC (“DIFZ”), for approximately $9.7 million. DIFZ was previously a wholly owned subsidiary and, therefore, consolidated into our financial statements. The sale was accounted for as a capital transaction reflected in additional paid in capital. We have financed the transaction by accepting three promissory notes provided by the purchaser. Repayment of the notes included a $0.5 million dollar payment in fiscal year 2009, with the remainder to be repaid through a portion of the purchaser’s DIFZ quarterly dividends. A dividend was declared in June 2009, a portion of which reduced our note receivable balance. This dividend is expected to be paid in our second quarter of fiscal year 2010. Additionally, the next dividend is scheduled to be declared and paid during the second quarter ending October 2, 2009. As of the date of the transaction, it was determined that we were the primary beneficiary as defined in FIN No. 46R.
The following table sets forth our ownership in joint ventures that are consolidated into our financial statements as of July 3, 2009. For the entities list below, we are the primary beneficiary as defined in FIN No. 46R.

Global Linguist Solutions LLC	51.0%
DynCorp International FZ-LLC	50.0%
Noncontrolling Interests
We hold various ownership interests in a number of joint ventures as disclosed in Note 1 to our fiscal 2009 Annual Report on Form 10-K as filed with the SEC on June 11, 2009. We are required by GAAP to consolidate certain joint ventures for which we do not hold a 100% interest. We record the impact of our joint venture partners’ interests in these consolidated joint ventures as noncontrolling interests. Noncontrolling interests is presented on the face of the income statement as an increase or reduction in arriving at net income attributable to DynCorp International Inc. The presentation of noncontrolling interests on the balance sheet is located in the equity section.
Property and Equipment
Depreciation expense was $1.0 million and $0.8 million for the quarters ended July 3, 2009 and July 4, 2008, respectively. Accumulated depreciation was $9.4 million and $8.6 million as of July 3, 2009 and April 3, 2009, respectively.
Accounting Policies
There have been no material changes to our significant accounting policies as detailed in Note 1 of our fiscal 2009 Annual Report on Form 10-K filed with the SEC on June 11, 2009, except for the accounting rule changes associated with noncontrolling interests, which only affects presentation and disclosure. See Pronouncements Implemented below.
Accounting Developments
Pronouncements Implemented
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin No. 51. This statement covers several areas including (i) defining the way the noncontrolling interests should be presented in the financial statements and notes, (ii) clarifies that all transactions between a parent and subsidiary are to be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary and (iii) requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this statement in the first quarter of fiscal year 2010, which changed our presentation of noncontrolling interests on our consolidated statements of income, consolidated balance sheets and consolidated statements of shareholders’ equity. We have applied SFAS No. 160 retrospectively to the presentation of our balance sheets, statements of income and statement of equity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Additionally, this statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. Furthermore, this statement also requires acquisition related costs to be expensed as incurred. This statement has been adopted in the first quarter of fiscal year 2010.
In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements”. EITF 07-1 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenue and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements. EITF 07-1 became effective for us in the first quarter of fiscal year 2010. The adoption of EITF 07-1 did not have a material effect on our consolidated financial position or results of operations. We have included additional disclosure on a collaborative arrangement in Note 12.
In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will apply FSP No. 142-3 for any applicable events and transactions in fiscal year 2010.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have, and is not expected to have, a material impact on basic or diluted earnings per share.
In May 2009, the FASB issued Statement of Financial Standards No. 165 “Subsequent Events (as amended)” (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods. SFAS No. 165 requires management to disclose, in addition to the disclosures in Auditing Standards Section 560, the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. SFAS No. 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. We have adopted this guidance through enhanced disclosures for any applicable events and transactions as further described in Note 15.
Pronouncements Not Yet Implemented
In April 2009, the FASB issued FSP FAS 141(R) — “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (“FSP FAS 141(R)”). This clarifies guidance pertaining to contingencies. FSP FAS 141(R) states that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if both of the following criteria are met which are (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. We will apply FSP FAS 141 (R) for any applicable events and transactions in fiscal year 2010.

In June 2009, the FASB issued Statement of Financial Standards No. 167, “Amendments to FASB Interpretation 46(R)” (“SFAS No. 167”). This statement amends the guidance for (i) determining whether an entity is a variable interest entity (“VIE”), (ii) the determination of the primary beneficiary of a variable interest entity, (iii) requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and (iv) changes the disclosure requirements in FIN 46(R)-8. This Statement is effective as of our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating the future impact to SFAS No. 167 on our financial statements.
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). This standard will replace SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), and establishes only two levels of GAAP, authoritative and non-authoritative. The codification will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. As the codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.
Note 2—Earnings Per Share
Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. We did not have any dilutive stock equivalents during the periods presented.
As discussed in Note 1, we adopted FSP EITF 03-6-1 during our first quarter of fiscal year 2010. Under the FSP, our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic earnings per share pursuant to the two-class method. The FSP has been applied retrospectively to all periods presented.
The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share:

	For the Fiscal Quarter Ended
(Amounts in thousands, except per share data)	July 3, 2009	July 4, 2008
Numerator
Net income attributable to DynCorp International Inc.	$20,645	$17,980
Less undistributed earnings allocated to participating securities	(112)	(57)

Undistributed earnings allocated to common stock	$20,533	$17,923
Denominator
Weighted average common shares — basic and diluted	56,258	57,000

Basic and diluted earnings per share	$0.36	$0.31
Note 3—Goodwill and Other Intangible Assets
As announced on April 6, 2009, we changed from reporting financial results on our three segments utilized in fiscal year 2009 to reporting under three new segments, beginning with fiscal year 2010. Under the new organizational alignment, the three prior business segments of International Security Services (“ISS”), Logistics and Construction Management (“LCM”) and Maintenance and Technical Support (“MTSS”) are realigned into three segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”) are wholly-owned, and a third segment, Global Linguist Solutions (“GLS”), is a 51% owned joint venture.

The goodwill carrying value was reallocated to the three new operating segments using a relative fair value approach based on the new reporting unit structure. The GLS segment has no goodwill carrying value as this distinct service line came into existence after the legacy goodwill carrying value was established. The change in presentation of our goodwill balance by operating segment from April 3, 2009 to July 3, 2009 is as follows:

(Dollars in thousands)	ISS	LCM	MTSS	Total
Goodwill balance as of April 3, 2009	$300,094	$39,935	$80,151	$420,180
All of the contracts that made up the ISS and LCM operating segments were realigned into the GSDS operating segment except for GLS, which became a unique operating segment and the Specialty Aviation & Counter Drug strategic business area (“SBA”), which was realigned into the GPSS operating segment. In addition to the Specialty Aviation & Counter Drug SBA, all legacy MTSS programs were realigned into the GPSS operating segment.

(Dollars in thousands)	GSDS	GPSS	GLS	Total
Goodwill balance as of July 3, 2009	$209,073	$211,107	$—	$420,180
The following tables provide information about changes relating to intangible assets:

	July 3, 2009
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(163,793)	$126,923
Other	5.4	15,865	(9,025)	6,840

		$306,581	$(172,818)	$133,763

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

	April 3, 2009
	Weighted
	Average
	Useful Life	Gross	Accumulated
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Net
Finite-lived intangible assets:
Customer-related intangible assets	8.5	$290,716	$(155,142)	$135,574
Other	5.5	15,351	(8,206)	7,145

		$306,067	$(163,348)	$142,719

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

Amortization expense for customer-related and other intangibles was $9.5 million and $10.1 million for the fiscal quarters ended July 3, 2009 and July 4, 2008, respectively.
The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at July 3, 2009:

Amortization
Expense
(Dollars in thousands)
Nine month period ended April 2, 2010	$28,255
Estimate for fiscal year 2011	33,618
Estimate for fiscal year 2012	22,986
Estimate for fiscal year 2013	19,308
Estimate for fiscal year 2014	8,184
Thereafter	21,412

Note 4— Income Taxes
The provision for income taxes consists of the following:

	Fiscal Quarter Ended
	July 3, 2009	July 4, 2008
	(Dollars in thousands)
Current portion:
Federal	$3,162	$9,589
State	393	807
Foreign	843	2,539

	4,398	12,935

Deferred portion:
Federal	7,959	(3,496)
State	266	(117)
Foreign	4	(6)

	8,229	(3,619)

Provision for income taxes	$12,627	$9,316

Deferred tax assets and liabilities are reported as:

	July 3, 2009	April 3, 2009
	(Dollars in thousands)
Current deferred tax liabilities	$(9,615)	$(8,278)
Non-current deferred tax assets	8,430	12,788

Deferred tax (liabilities)/assets, net	$(1,185)	$4,510

As of July 3, 2009 and April 3, 2009, we have $9.3 million and $6.1 million, respectively, of total unrecognized tax benefits. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.2 million and $0.1 million for July 3, 2009 and April 3, 2009, respectively.
It is reasonably possible that in the next 12 months the gross amount of unrecognized tax benefits will increase by $0.2 million. However, we do not expect any material changes to its effective tax rate as a result.
We recognize interest accrued related to uncertain tax positions in interest expense and penalties in income tax expense in our unaudited Condensed Consolidated Statements of Income, which is consistent with the recognition of these items in prior periods. We have recorded a liability of approximately $0.3 million and $0.2 million for the payment of interest and penalties as of July 3, 2009 and April 3, 2009, respectively.
We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for federal and state examinations for our fiscal year 2005 forward and, with few exceptions, foreign income tax examinations for the calendar year 2005 forward.
For the fiscal quarter ended July 3, 2009 our effective tax rate was 32.3% as compared to 33.3% for the fiscal quarter ended July 4, 2008. The reduction in the effective tax rate below the U.S. marginal federal statutory rate of 35% was primarily due to the impact of our consolidated joint ventures such as GLS and DIFZ. These are consolidated for financial reporting purposes; but, are considered unconsolidated entities for U.S. income tax purposes.
Note 5— Accounts Receivable
Accounts Receivable, net consisted of the following:

(Dollars in thousands)	July 3, 2009	April 3, 2009
Billed	$272,344	$220,501
Unbilled	367,126	343,931

Total	$639,470	$564,432

Unbilled receivables at July 3, 2009 and April 3, 2009 include $31.6 million and $30.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. These amounts include $5.3 million related to contract claims at July 3, 2009 and April 3, 2009. The balance of unbilled receivables consists of costs and fees billable immediately, on contract completion or other specified events, the majority of which is expected to be billed and collected within one year.
Note 6—Long-Term Debt
Long-term debt consisted of the following:

	July 3, 2009	April 3, 2009
	(Dollars in thousands)
Term loans	$176,637	$200,000
9.5% Senior subordinated notes(1)	389,746	399,912

	566,383	599,912
Less current portion of long-term debt	—	(30,540)

Total long-term debt	$566,383	$569,372

(1)	This includes the impact of the discount which had a carrying value of ($0.9) million ($1.0) million of July 3, 2009 and April 3, 2009, respectively.
For a description of our indebtedness, see Note 7, Long-Term Debt, to the consolidated financial statements in our fiscal 2009 Annual Report on Form 10-K filed with the SEC on June 11, 2009.
Senior Secured Credit Facility
We are required, under certain circumstances as defined in our credit agreement, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Such payments are due near the end of the first quarter of the following fiscal year. We paid $23.4 million under the excess cash flow requirement in June 2009 stemming from our fiscal year 2009 results. This payment was lower than the $30.5 million estimate in our fiscal year 2009 annual report as several members of our banking syndicate waived their excess cash flow principal payment option. The excess cash flow measurement is an annual requirement of the credit agreement and, as a result, we cannot predict with certainty the excess cash flow that will be generated, if any, for the results related to the fiscal year ending April 2, 2010.
All of our senior secured credit facility borrowings are considered long term as principal payments do not start to occur until September 2010. At July 3, 2009, availability under the revolving credit facility for additional borrowings was approximately $170.5 million (which gives effect to approximately $29.5 million of outstanding letters of credit, which reduced our availability by that amount). The credit agreement requires an unused line fee equal to 0.5% per annum, payable quarterly in arrears, for the unused portion of the revolving credit facility. The fair value of our borrowings under our senior secured credit facility approximates 98% of the carrying amount based on market quotes as of July 3, 2009.
9.5% Senior Subordinated Notes
We can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. Our board of directors approved a plan in fiscal year 2009, which allows for $25.0 million in repurchases for a combination of common stock and/or senior subordinated notes per fiscal year during fiscal years 2009 and 2010. In June 2009, our board of directors added a requirement that stock repurchases could only occur if the price was less than or equal to $14.00 per share. In the first quarter of fiscal year 2010, we purchased 54,900 shares for $0.7 million at an average price of $12.93 per share. We also repurchased $10.3 million of face value of our senior subordinated notes for $10.0 million, including applicable fees. When including the impact of the applicable portion of the discount and deferred financing fees, the redemption resulted in an insignificant gain. These repurchases utilized $10.7 million of the $25.0 million leaving $14.3 million of availability for additional repurchases in fiscal year 2010. Current board approval ends at the end of fiscal year 2010.

The fair value of the senior subordinated notes is based on their quoted market value. As of July 3, 2009, the quoted market value of the senior subordinated notes was approximately 97% of stated value.
Note 7— Interest Rate Derivatives
At April 3, 2009, our derivative instruments consisted of two interest rate swap agreements. The $168.6 million dollar derivative is designated as a cash flow hedge that effectively fixes the interest rate on the applicable notional amount of our variable rate debt. The $31.4 million swap derivative no longer qualifies for hedge accounting as it was fully dedesignated as of July 3, 2009.

		Fixed	Variable
	Notional	Interest Rate	Interest Rate
Date Entered	Amount	Paid*	Received	Expiration Date

April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010

*	Plus applicable margin (2.5% at July 3, 2009).
During the quarter ended July 3, 2009, we paid $1.9 million in net settlements and incurred $2.1 million of expenses, of which $1.9 million was recorded to interest expense and $0.2 million was recorded to other (loss)/income. In the quarter ended July 4, 2008, we paid $1.6 million in net settlements and incurred $1.9 million of expenses, of which $1.5 million was recorded to interest expense and $0.4 million was recorded to other (loss)/income.
Amounts are reclassified from accumulated other comprehensive income into earnings as net cash settlements occur, changes from quarterly derivative valuations are updated, new circumstances dictate the disqualification of hedge accounting and adjustments for cumulative ineffectiveness are recorded.
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheet to which they were recorded as of July 3, 2009 and April 3, 2009 are summarized as follows (in thousands):

		Fair Value at	Fair Value at
Derivatives designated as hedges under SFAS No. 133	Balance Sheet Location	July 3, 2009	April 3, 2009
Interest Rate Swaps	Other accrued liabilities	$5,565	$5,259
Interest Rate Swaps	Other long-term liabilities	—	957

	Total	$5,565	$6,216

		Fair Value at	Fair Value at
Derivatives not designated as hedges under SFAS No. 133	Balance Sheet Location	July 3, 2009	April 3, 2009
Interest Rate Swaps	Other accrued liabilities	$1,028	$893
Interest Rate Swaps	Other long-term liabilities	—	182

	Total	$1,028	$1,075

Total Derivatives		$6,593	$7,291

The effects of our derivative instruments on other comprehensive income (“OCI”) and our Consolidated Statements of Income for the quarter ended July 3, 2009 are summarized as follows (in thousands):

	Gains (Losses)
	Recognized in OCI	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	on Derivatives	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	(Effective Portion)	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as Cash Flow Hedging	Quarter ended July 3,	Line Item in Statements		Line Item in Statements
Instruments under SFAS No. 133	2009	of Income	Amount	of Income	Amount
Interest rate derivatives	$(5,319)	Interest expense	$(1,898)	Other (loss)/income, net	$—

Total	$(5,319)		$(1,898)		$—

The effects of our derivative instruments on OCI and our Consolidated Statements of Income for the quarter ended July 4, 2008 are summarized as follows (in thousands):

	Gains (Losses)
	Recognized in OCI	GAINS (LOSSES) RECLASSIFIED FROM		GAINS (LOSSES) RECOGNIZED
	on Derivatives	ACCUMULATED OCI INTO INCOME		IN INCOME ON DERIVATIVES
	(Effective Portion)	(EFFECTIVE PORTION)		(INEFFECTIVE PORTION)
Derivatives Designated as Cash Flow Hedging	Quarter ended July 4,	Line Item in Statements		Line Item in Statements
Instruments under SFAS No. 133	2008	of Income	Amount	of Income	Amount
Interest rate derivatives	$(5,627)	Interest expense	$(1,812)	Interest expense	$308

Total	$(5,627)		$(1,812)		$308

We had a hedge dedesignation event in the quarter ended July 4, 2008. We did not have any hedge de-designation events in the quarter ended July 3, 2009. The effects of our derivative instruments not designated as hedging instruments under SFAS No. 133 on our Consolidated Statement of Income for the quarter ended July 3, 2009 and quarter ended July 4, 2008 are summarized as follows (in thousands):

	AMOUNT OF GAIN OR (LOSS) RECOGNIZED IN INCOME ON DERIVATIVE
Derivatives not Designated as Hedging	Line Item in Statements	July 3, 2009	July 4, 2008
Instruments under SFAS No. 133	of Income	Amount	Amount
Interest rate derivatives	Other (loss)/income, net	$(188)	$(404)

Total		$(188)	$(404)

As of July 3, 2009, we estimate that approximately $5.3 million of losses associated with the interest rate swap related to $168.6 million of notional debt included in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the derivative which expires in May 2010. The other interest rate swap does not qualify for hedge accounting and has been marked to market, which generated a $1.0 million liability at July 3, 2009. See Note 14 for fair value disclosures associated with these hedges.
Note 8—Commitments and Contingencies
Commitments
We have operating leases for the use of real estate and certain property and equipment which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Lease rental expense amounted to $13.1 million and $13.7 million for the fiscal quarters ended July 3, 2009 and July 4, 2008, respectively.

General Legal Matters
We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. Related to these matters, we have recorded a reserve of approximately $18.5 million as of July 3, 2009. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long term.
Pending litigation and claims
On May 14, 2008, a jury in the Eastern District of Virginia found against us in a case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two Department of State (“DoS”) contracts, in which WWNS alleged racial discrimination, tortuous interference and certain other claims. The jury awarded WWNS approximately $15.7 million in compensatory and punitive damages and awarded us approximately $200,000 on a counterclaim. In addition to the jury award, the court awarded WWNS approximately $3.0 million in connection with certain contract claims. On September 22, 2008, WWNS was awarded approximately $1.8 million in attorneys’ fees. On February 2, 2009, we filed an appeal with respect to this matter. As of July 3, 2009, we believe we have adequate reserves recorded for this matter.
On April 24, 2007, March 14, 2007, December 29, 2006 and December 4, 2006, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act, and various violations of international law. The four lawsuits were consolidated, and based on our motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. The amended complaint does not demand any specific monetary damages; however, a court decision against us, although we believe to be remote, could have a material adverse effect on our results of operations and financial condition. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding. The DoS has reimbursed us for all legal expenses to date.
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

Note 9—Equity-Based Compensation
As of July 3, 2009, we have provided equity-based compensation through the grant of Class B interests in DIV Holding LLC, the majority holder of our common stock and the grant of restricted stock units (“RSUs”) and performance stock units (“PSUs”) under our 2007 Omnibus Incentive Plan (the “2007 Plan”). All of our equity-based compensation is accounted for under SFAS No. 123(R), “Share-Based Payment”. Under this method, we recorded equity-based compensation expense of $0.9 million and a credit of ($0.8) million for the quarters ended July 3, 2009 and July 4, 2008, respectively.
Class B Equity
During the fiscal quarter, we had no new grants but; had one forfeiture event. Consequently, the expenses recognized were the result of the quarterly amortization from the graded vesting schedule, partially offset by the impact of the forfeited shares.
A summary of Class B activity during the first quarter of fiscal year 2010 is as follows:

	% Interest in	Grant Date
	DIV Holding	Fair Value

Balance April 3, 2009	4.71%	9,669
First quarter fiscal year 2010 grants	0.00%	—
First quarter fiscal year 2010 forfeitures	(0.03%)	(37)

Balance July 3, 2009	4.68%	$9,632
April 3, 2009 vested	3.69%	$6,950
First quarter fiscal year 2010 vesting	0.04%	174

July 3, 2009 vested	3.73%	$7,124
April 3, 2009 nonvested	1.02%	$2,718
July 3, 2009 nonvested	0.95%	$2,508
Assuming each grant outstanding, net of estimated forfeitures, as of July 3, 2009 fully vest, we will recognize the related non-cash compensation expense as follows (in thousands):

Nine month period ending April 2, 2010	$438
Fiscal year ending April 1, 2011	229
Fiscal year ending March 30, 2012 and thereafter	62

Total	$729

Restricted Stock Units
Our RSUs vest based on the passage of time and our PSUs vest based on the achievement of performance criteria. During the first quarter of fiscal year 2010, we had no RSU grants. However, we issued 12,500 PSUs to our Chief Executive Officer (“CEO”) as a result of fiscal year 2009 performance, with one third vesting on his employment anniversary date in fiscal year 2010, fiscal year 2011 and fiscal year 2012. During the first quarter ended July 3, 2009, 37,500 RSU awards vested but were not settled as of July 3, 2009.
In accordance with SFAS No. 123(R) and our policy, we recognize compensation expense related to the RSUs and PSUs on a graded schedule over the requisite service period, net of estimated forfeitures. Compensation expense related to RSUs and PSUs was approximately $0.7 million for the quarter ended July 3, 2009. Additionally, all RSUs and PSUs have been determined to be liability awards; therefore, the fair value of the RSUs and PSUs are re-measured at each financial reporting date as long as they remain liability awards. The estimated fair value of the RSUs and PSUs was approximately $5.3 million, net of forfeitures, based on the closing market price of our stock on the grant date. The estimated fair value of all RSUs and PSUs, net of forfeitures, was approximately $5.1 million based on the closing market price of our stock on July 3, 2009.

A summary of the combined RSU and PSU activity during the first quarter of fiscal year 2010 is as follows:

		Weighted
		Average
	Outstanding	Grant
	Restricted	Date
	Stock Units	Fair Value

Outstanding, April 3, 2009	345,895	$16.71
Units granted	12,500	13.86
Units forfeited	(40,300)	16.32
Units vested and settled(1)	—	—

Outstanding, July 3, 2009	318,095	$16.65

(1)	During the first quarter ended July 3, 2009, 37,500 RSU awards vested but were not settled as of July 3, 2009.
Assuming each grant outstanding as of July 3, 2009, net of estimated forfeitures, fully vests, we will recognize the related equity-based compensation expense as follows based on the value of these liability awards as of July 3, 2009 (in thousands):

Nine month period ended April 2, 2010	$1,208
Fiscal year ended April 1, 2011	1,037
Fiscal year ended March 30, 2012 and thereafter	413

Total	$2,658

Note 10—Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions (dollars in thousands).
Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	July 3, 2009	April 3, 2009
Prepaid expenses	$53,959	$61,570
Inventories	11,332	10,840
Work-in-process	32,606	33,885
Joint Venture Receivables	3,746	2,491
Other current assets	8,382	15,428

Total	$110,025	$124,214

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets.

Other assets, net — Other assets, net were:

	July 3, 2009	April 3, 2009
Deferred financing costs, net	$12,665	$13,828
Investment in affiliates	10,111	8,982
Palm promissory notes, long-term portion	6,808	6,631
Other	2,381	2,627

Total	$31,965	$32,068

Deferred financing cost is amortized to interest expense. Amortization related to deferred financing costs was $1.1 million and $0.8 million as of the quarters ended July 3, 2009 and July 4, 2008, respectively.
Accrued payroll and employee costs — Accrued payroll and employee costs were:

	July 3, 2009	April 3, 2009
Wages, compensation and other benefits (1)	$90,752	$108,879
Accrued vacation	26,670	26,329
Accrued contributions to employee benefit plans	3,078	2,785

Total	$120,500	$137,993

(1)	Includes RSUs accounted for as liability awards presented in Note 9.
Other accrued liabilities — Accrued liabilities were:

	July 3, 2009	April 3, 2009
Deferred revenue	$30,514	$30,739
Insurance expense	30,190	28,061
Interest expense and short-term swap liability	21,113	11,688
Contract losses	5,730	11,730
Legal matter	18,507	16,993
Other	11,327	12,379

Total	$117,381	$111,590

Deferred revenue is primarily due to payments in excess of revenue recognized. Contract losses relate to accrued losses recorded on certain Afghanistan construction contracts.
Note 11—Related Parties, Joint Ventures and Variable Interest Entities
Management Fee
We pay Veritas Capital an annual management fee of $0.3 million plus expenses to provide us with general business management, financial, strategic and consulting services. We paid $0.1 million to Veritas in the quarters ended July 3, 2009 and July 4, 2008.
Joint Ventures
Amounts due from our unconsolidated joint ventures totaled $3.7 million and $2.5 million as of July 3, 2009 and April 3, 2009, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The change in these receivables from April 3, 2009 to July 3, 2009 resulted in a use of operating cash for the quarter ended July 3, 2009 of approximately $1.2 million. The related revenue associated with our unconsolidated joint ventures totaled $1.3 million and $2.6 million for the quarters ended July 3, 2009 and July 4, 2008, respectively. Additionally, we earned $0.9 and $1.1 million in equity method income from the Babcock joint venture in the first quarter ended July 3, 2009 and the first quarter ended July 4, 2008, respectively.
As a result of the DIFZ sale, we currently hold three promissory notes from Palm which had an initial value of $9.7 million as a result of the sales price. The notes are included in Prepaid expenses and other current assets and in Other assets on our consolidated balance sheet for the short and long term portions, respectively. As of July 3, 2009, the loan balance outstanding with Palm was $8.7 million, reflecting the initial value plus accrued interest, less payments against the promissory notes.

Variable Interest Entities
Our population of variable interest entities, associated primary beneficiary assessments, and our joint venture ownership percentages have not changed from the information disclosed on our fiscal year 2009 annual report. Additionally, our controlling shareholder continues to be the majority owner of McNeil Technologies, our GLS partner.
GLS assets and liabilities were $161.1 million and $119.0 million at July 3, 2009, as compared to $150.5 million and $129.6 million at April 3, 2009. Additionally, GLS revenue was $198.4 million for the quarter ended July 3, 2009 as compared to $118.4 million for the quarter ended July 4, 2008.
DIFZ assets and liabilities were $54.2 million and $52.7 million, respectively, as of July 3, 2009, as compared to $38.0 million and $36.5 million at April 3, 2009. Additionally, DIFZ revenue was $94.6 million for the quarter ended July 3, 2009.
Note 12—Collaborative Arrangement
We participate in a collaborative arrangement with two of our partners on the Logistics Civil Augmentation Program (“LOGCAP IV”). The purpose of this arrangement is to share some of the risks and rewards associated with this contract. We receive working capital contributions to mitigate the risks associated with the timing of cash inflows and outflows. We also share in the profits. We account for this collaborative arrangement under EITF 07-1 “Accounting for Collaborative Arrangements”. We record revenue gross as the prime contractor. The cash inflows, outflows, as well as expenses incurred impact cost of services in the period realized or incurred. The expenses incurred from our profit sharing arrangement were not material for the quarters ended July 3, 2009 and July 4, 2008.
Note 13—Segment Information
As discussed in Note 3, we have a new organizational realignment which resulted in three new operating segments. The purpose of the realignment is to support our transition, as we become an integrated global enterprise, by more closely aligning our organization with our strategic markets and continuing to streamline our infrastructure to facilitate growth. This new structure better reflects our market focus and we believe better positions us to achieve our goal of becoming the leading global government services provider and a high-performing integrated global enterprise.
The three segments are as follows:
Global Stabilization and Development Solutions, or GSDS segment provides a diverse collection of outsourced services primarily to government agencies worldwide. GSDS consists of the International Civilian Police Program (“CivPol”) SBA, the Security & Training SBA, the LOGCAP IV SBA, the Operations SBA, and the Infrastructure SBA.
Global Platform Support Solutions, or GPSS segment provides a wide range of technical, engineering, logistics and maintenance support services primarily to government agencies worldwide. Additionally, GPSS provides services including drug eradication and host nation pilot and crew training. GPSS consists of the Aviation Life Cycle Support SBA, the Domestic Aviation Operations and Support SBA, the Field Service Operations SBA, the International Aviation Operations & Support SBA, the International Narcotics and Law Enforcement (“INL Air Wing”) SBA and the Land Systems SBA.
Global Linguist Solutions, or GLS segment provides rapid recruitment, deployment and on-site management of in-theatre interpreters and translators to the U.S. military for a wide range of foreign languages. GLS consists of the linguist service line SBA.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements. All prior periods presented have been recast to reflect the new segment reporting.

	Fiscal Quarter Ended
	July 3, 2009	July 4, 2008
Revenue
Global Stabilization and Development Solutions	$284,085	$269,554
Global Platform Support Solutions	303,648	329,736
Global Linguist Solutions	198,354	118,422
Other/Elimination	(910)	(918)

Total revenue	$785,177	$716,794

Operating Income
Global Stabilization and Development Solutions	$15,874	$22,971
Global Platform Support Solutions	25,910	15,742
Global Linguist Solutions	10,717	1,281

Total operating income	$52,501	$39,994

Depreciation and amortization
Global Stabilization and Development Solutions	$4,940	$5,176
Global Platform Support Solutions	5,009	5,238
Global Linguist Solutions	196	146

Total depreciation and amortization	$10,145	$10,560

	As of
	July 3, 2009	April 3, 2009
Assets
Global Stabilization and Development Solutions	$648,382	$594,207
Global Platform Support Solutions	513,705	510,583
Global Linguist Solutions	161,073	152,090
Other/Elimination (1)	222,465	282,334

Total assets	$1,545,625	$1,539,214

(1)	Assets primarily include cash, deferred income taxes, and deferred debt issuance cost.
Note 14—Fair Value of Financial Assets and Liabilities
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1, defined as observable inputs such as quoted prices in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
As of July 3, 2009, we held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents (including restricted cash) and interest rate derivatives. Cash equivalents consist of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. Our interest rate derivatives, as further described in Note 7, consist of interest rate swap contracts. The fair values of the interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have categorized these interest rate swap contracts as Level 2. We have consistently applied these valuation techniques in all periods presented.

Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at July 3, 2009, were as follows:
Fair Value Measurements at Reporting Date Using

	Book value of	Quoted Prices in
	financial	Active Markets	Significant Other	Significant
	assets/(liabilities)	for Identical Assets	Observable Inputs	Unobservable Inputs
(Amounts in thousands)	as of July 3, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents(1)	$164,993	$164,993	$—	$—

Total assets measured at fair value	$164,993	$164,993	$—	$—

Liabilities
Interest rate derivatives	$6,593	$—	$6,593	$—

Total liabilities measured at fair value	$6,593	$—	$6,593	$—

(1)	Includes cash and cash equivalents and restricted cash.
Note 15—Subsequent Events
We evaluated subsequent events that occurred after the period end date through August 3, 2009. We concluded that no subsequent events have occurred that require recognition on our financial statements for the period ended July 3, 2009. However, we determined that the two items discussed below merited disclosure.
•
In July 2009 we completed the repurchase of an additional $14.5 million of face value of our senior subordinated notes for $14.3 million, including applicable fees. The total amount of both common stock and senior subordinated notes repurchased for the fiscal year totaled approximately $25 million, which is our allowable repurchase basket per our current authorization as more fully described in Note 6.

•
In July 2009 we obtained a consent from our lenders under our senior secured credit facility to allow us to expand our capability to purchase capital assets by an additional $52 million during fiscal year 2010. The purpose of obtaining this consent was to enable us to acquire certain capital assets in support of a new program requiring the purchase of certain capital assets, including helicopters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on June 11, 2009. References to “DynCorp International”, the “Company”, “we”, “our”, or “us” refer to DynCorp International Inc. and its subsidiaries unless otherwise stated or indicated by context.
COMPANY OVERVIEW
We are a leading provider of specialized mission-critical professional and support services for the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, construction management, aviation services and operations, and linguist services. We also provide logistics support for all our services, including those services provided under the recently-awarded LOGCAP IV contract. We have provided essential services to numerous U.S. government departments and agencies since 1951. Our current customers include the U.S. Department of Defense (“DoD”), the DoS, foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from U.S. government contracts accounted for approximately 96% of our total revenue in fiscal year 2009 and we were the prime contractor on contracts representing approximately 96% of our total revenues in fiscal year 2009. As of July 3, 2009, we had over 25,100 employees in more than 30 countries, approximately 58 active contracts ranging in duration from three to ten years and 110 task orders.
SBAs & Service Offerings
We utilize Strategic Business Areas (“SBAs”) to manage, review, and assess our business performance at a program level. We also aggregate our SBAs into service offerings to manage our business based on what constitutes our primary lines of business. We aggregate SBAs that provide similar services and utilize similar methods to provide these services.

Global Stabilization and Development Solutions
GSDS provides a diverse collection of outsourced services primarily to government agencies worldwide. GSDS includes three service offerings as described below:
Security & Training — This service offering is comprised of the following SBAs:
•	CivPol — This SBA provides international policing and police training, judicial support, immigration support and base operations.
•
Security & Training — This SBA provides senior advisors and mentors to foreign governmental agencies. In addition, it provides security and personal protection for diplomats and governmental senior officials.

Contingency Support and Operations — This service offering is comprised of the following SBAs:
•
LOGCAP IV — This SBA supports U.S. military operations and maintenance support, including but not limited to: construction services, facilities management, electrical power, water, sewage and waste management, laundry operations, food services and transportation motor pool operations.

•
Contingency Support & Operations — This SBA provides peace-keeping logistics support, humanitarian relief, weapons removal and abatement, worldwide contingency planning and other rapid response services. In addition, it offers inventory procurement and tracking services, property control, data entry and mobile repair services. Furthermore, this SBA provides facility and equipment maintenance and control and custodial and administrative services.

Infrastructure — This service offering is comprised of a single SBA:
•	Infrastructure — This SBA provides civil, electrical, environmental and mechanical engineering and construction management services.
Global Platform Support Solutions
GPSS provides a wide range of technical, engineering, logistics and maintenance support services primarily to government agencies worldwide. Additionally, GPSS provides services including drug eradication and host nation pilot and crew training. GPSS includes two service offerings as described below:
Aviation — Our Aviation service offering provides a host of services that primarily features either aircraft maintenance or aircraft operations. This includes the following SBAs:
•
Aviation Life Cycle Support — Provides worldwide support of U.S. Army, Air Force and Navy fixed wing assets. Aircraft are deployed throughout the U.S., Europe, Asia, South America and the Middle East. This includes flight line and depot level maintenance consisting of scheduled and unscheduled events. Specific functions include repair, overhaul and procurement of components, and procurement of consumable materials and transportation of materials to and from the operating sites. In addition, the team is responsible for obsolescence engineering, quality control, inventory management, avionics upgrades and recovery of downed aircraft.

•
Domestic Aviation Operations and Support — Provides aircraft fleet maintenance and modification services, ground vehicle maintenance and modification services, pilot and maintenance training, logistics support, air traffic control services, base and depot operations, program management and engineering services. Additionally, this SBA provides aerial firefighting services. These services are provided in the U.S.

•
Field Service Operations — Provides worldwide maintenance, modification, repair, and logistics support on aircraft, weapons systems, and related support equipment to the DoD and other U.S. government agencies. Contract Field Teams (“CFT”) is the most significant program in our Field Service Operations SBA. Our Company and its predecessors have provided CFT services for over 58 years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce.

•
International Aviation Operations and Support — Provides aircraft fleet maintenance and modification services, ground vehicle maintenance and modification services, pilot and maintenance training, logistics support, air traffic control services, air transportation, base and depot operations, program management and engineering services. These services are provided internationally.

•	INL Air Wing — Conducts foreign assistance programs to reduce the flow of international narcotics.
Land Systems — This service offering is comprised of a single SBA:
•
Land Systems — This SBA provides maintenance, operations, support, life extension, engineering, marine services and program management services primarily for ground vehicles and docked ships. This includes the Mine Resistant Ambush Protected Vehicles Logistics Support (“MRAP”) contract.

Global Linguist Solutions
Global Linguist Solutions — This consolidated joint venture between DynCorp International and McNeil Technologies provides rapid recruitment, deployment and on-site management of in-theatre interpreters and translators to the U.S. military for a wide range of foreign languages. Our GLS operating segment is comprised of a single linguist service offering/SBA.
CURRENT OPERATING CONDITIONS AND OUTLOOK
External Factors
Over most of the last two decades, the U.S. government has increased its reliance on the private sector for a wide range of professional and support services. This increased use of contractors to augment non-combat forces during conflict operations by the U.S. government has been driven by a variety of factors including: lean-government initiatives launched in the 1990s; surges in demand during times of national crisis; the increased complexity of missions conducted by the U.S. military and the DoS; increased focus of the U.S. military on war-fighting efforts; and the loss of skills within the government caused by workforce reductions and retirements.
In the current environment of economic uncertainty and market turmoil, developing and implementing spending, tax, and other initiatives to stimulate the faltering economy are at the forefront of the U.S. government’s activities. While we expect to see continued support for defense initiatives under the Obama Administration, we expect that initiatives to address economic stimulus will compete with other national priorities, such as DoD and DoS initiatives. While these dynamics will place pressure on defense spending, we believe that, within the defense budget, weapon system acquisitions will be the most likely initial target for budget reductions, and operations and maintenance budgets will remain robust, driven by (i) the need to reset equipment coming out of Iraq, (ii) the logistics and support chain associated with repositioning of forces and the draw down in Iraq and (iii) deployments into Afghanistan.

There is an increasing indication from the Obama administration that the U.S. government may move away from private contractors and utilize military or government personnel in performing support services throughout the federal government. This “insourcing” of previously contracted support services could diminish the U.S. government’s reliance on private contractors in the future. While we continue to monitor this trend going forward, we do not believe that insourcing will have a material impact to our operations in the near term. We believe the following industry trends will result in continued strong demand in our target markets for the types of services we provide:
•
The continued use of contractors to augment non-combat forces during conflict operations, including personnel support, base operations and logistics, platform support and maintenance, and contingency operations due to increased military operational tempo, equipment service life extensions and economic pressures on the DoD budget;

•
Increased use of contractor support in post-conflict rebuilding efforts, including military logistics and equipment reset support, infrastructure development, training and mentoring, and capacity building;

•	Increased outsourcing by foreign militaries of maintenance, supply support, facilities management and construction management-related services; and
•
The shift from single award to more multiple award indefinite order indefinite quantity (“IDIQ”) contracts, which may offer us an opportunity to increase revenues under these contracts by competing for task orders with the other contract awardees.

Both the U.S. and Iraqi governments have recently communicated the goal and intent for U.S. troop reductions from Iraq. The exact timing of the initial withdrawal and amount of time to fully withdraw U.S. troops is uncertain. However, many industry observers believe that the withdrawal will commence between 2010 and 2011. On the other hand, President Obama has indicated his support for expanded troop levels in Afghanistan. As a result, we expect our level of business involving Iraq to be relatively stable over the next few years, assuming we are successful in winning new LOGCAP IV task orders in Iraq. In Afghanistan, we aim to capitalize on this increase in U.S. government focus through many of our service offerings, including police training and mentoring, aircraft logistics and operations, infrastructure development, MRAP services, and logistics services. Our recent LOGCAP IV award to provide services in southern Afghanistan is an example of achievements in this area.
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
Internal Factors
We apply a focused strategy that centers on a defined strategic framework. The four key areas identified by DynCorp’s Strategic Framework are Purpose, Objective, Strategy, and Focus Areas.
Purpose
Each word of DynCorp International’s purpose statement “We serve today for a safe tomorrow.TM” is rich in meaning. We... DynCorp International is an integrated global enterprise, united by our shared purpose and values. Serve... This is the essence of how we approach our customers, our shareholders and our employees. Today... we always work with a strong sense of immediacy and urgency. Safe... This is the difference we make in the world. We lay the groundwork for millions of people around the world to live safer and better lives by helping to rebuild the institution of civil society in war torn regions, training civilian police, and sustaining peacekeepers. Tomorrow... The difference we make has enduring effect. We are a force for shaping a better future.

Objective
Driven by our purpose, we strive to be the leading global government services provider in support of U.S. national security and foreign policy objectives. We provide services essential to national security, humanitarian operations, nation building, peacekeeping, and aviation. For approximately 60 years, we have sustained our reputation as a trusted partner to the U.S. government and selected foreign governments by successfully fulfilling the toughest assignments across the globe.
Strategy
To achieve our objective, we crafted a three-part strategy. First, we continue to seek to defend and grow our core business. Second, we believe that the Obama administration’s emphasis on defense, diplomacy, and development creates significant potential for us to expand our business in stabilization & development. Concurrently, we believe that platform support is a promising source of near-term growth, driven largely by reset of equipment. Finally, after servicing the intelligence services through our GLS joint venture, we plan to selectively service new segments to prudently diversify our portfolio, while also adding differentiation to our current offerings.
Focus Areas
We support the three Strategic Framework elements above by leveraging our worldwide infrastructure through five focus areas. We believe that by combining relentless performance, lean enterprise, clear strategy, a winning culture, and being people’s employer of choice, we are able to quickly organize and deploy an integrated workforce, material, and technology solutions across all our areas of specialty. From rapid-response field assignments to long-term engagements, we believe that we provide the world’s most comprehensive array of integrated solutions for ensuring our customers’ success — regardless of the location or conditions.
CONTRACT TYPES
Our business is performed under fixed-price, time-and-materials or cost-reimbursement contracts. Each contract type is described below.
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

Any of these three types of contracts discussed above may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our Civilian Police, Field Teams, and LOGCAP IV programs are three examples of IDIQ contracts.
The following table sets forth our approximate contract mix as of the dates indicated:

	Fiscal Quarter Ended
	July 3, 2009	July 4, 2008
Fixed Price	26%	31%
Time-and-Materials	21%	26%
Cost-Reimbursement	53%	43%

	100%	100%

Over the last year, we have seen an increase in our revenue attributable to cost-reimbursable contracts with corresponding decreases to fixed price and time-and-materials contracts. This was primarily due to changes from fixed-price to cost-reimbursable task orders on our CivPol program as well as GLS making up a greater percentage of our consolidated revenue in fiscal year 2010 as compared to fiscal year 2009. We expect this trend to continue as a result of growth in LOGCAP IV.

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
The following table sets forth our approximate backlog as of the dates indicated (dollars in millions):

	July 3, 2009	April 3, 2009

Funded Backlog	$1,506	$1,431
Unfunded Backlog	5,182	4,867

Total Backlog	$6,688	$6,298

Total backlog as of July 3, 2009 was $6.7 billion, which increased by $0.4 billion as compared to $6.3 billion as of April 3, 2009, primarily due to a new Worldwide Personal Protective Services (“WPPS”) task order which is expected to ramp up on our second fiscal quarter of 2010. As of July 3, 2009 and April 3, 2009, total backlog related to GLS was $2.9 billion and $3.1 billion, respectively and incorporated into the schedule above. Additionally, total backlog related to LOGCAP IV was $79 million at July 3, 2009 and included in the schedule above.
ESTIMATED REMAINING CONTRACT VALUE
Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. Future revenue represents management’s estimate of revenue that will be recognized from future task or delivery orders through the end of the term of such IDIQ contracts and is based on our experience under such IDIQ contracts and our estimates as to future performance. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time and material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts. As of July 3, 2009 and April 3, 2009, our estimated remaining contract value was $8.7 billion and $8.4 billion, respectively, primarily due to a new WPPS task order, which is expected to ramp up in our second fiscal quarter of 2010.
RESULTS OF OPERATIONS — Fiscal Quarters Ended July 3, 2009 and July 4, 2008
The fiscal quarter ended July 3, 2009 was a 13-week period from April 4, 2009 to July 3, 2009. The fiscal quarter ended July 4, 2008 was a 14-week period from March 29, 2008 to July 4, 2008.

Consolidated
The following tables set forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Fiscal Quarter Ended
(Dollars in thousands)	July 3, 2009		July 4, 2008

Revenue	$785,177	100.0%	$716,794	100.0%
Cost of services	(699,093)	(89.0%)	(638,389)	(89.1%)
Selling, general and administrative expenses	(23,438)	(3.0%)	(27,851)	(3.9%)
Depreciation and amortization expense	(10,145)	(1.3%)	(10,560)	(1.5%)

Operating income	52,501	6.7%	39,994	5.6%
Interest expense	(14,610)	(1.9)%	(14,215)	(2.0%)
Earnings from affiliates	1,054	0.1%	1,117	0.2%
Interest income	339	0.0%	344	0.0%
Other (loss)/income, net	(213)	(0.0)%	705	0.1%

Income before taxes	39,071	5.0%	27,945	3.9%
Provision for income taxes	(12,627)	(1.6%)	(9,316)	(1.3%)

Net Income	26,444	3.4%	18,629	2.6%
Noncontrolling interests	(5,799)	(0.7%)	(649)	(0.1%)

Net income attributable to DynCorp International Inc.	$20,645	2.6%	$17,980	2.5%

Revenue — Revenue for the fiscal quarter ended July 3, 2009 of $785.2 million increased by $68.4 million, or 9.5%, as compared with the fiscal quarter ended July 4, 2008. The increase, as more fully described in the results by segment, is primarily due to a full quarter of revenue from the Intelligence and Security Command (“INSCOM”) contract, including award fee, in the current fiscal quarter as compared to the ramp-up period in the quarter ended July 4, 2008.
Cost of services — Costs of services are comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Costs of services for the fiscal quarter ended July 3, 2009 increased by $60.7 million, or 9.5%, compared with the fiscal quarter ended July 4, 2008 and was primarily a result of revenue growth. As a percentage of revenue, costs of services decreased to 89.0% for the fiscal quarter ended July 3, 2009 from 89.1% for the fiscal quarter ended July 4, 2008. This decrease was driven by cost management efforts in the GPSS segment and higher award fees in the GLS segment, partially offset by cost increases relative to revenue resulting from a shift from fixed price to cost reimbursable type contracts in the GSDS segment.
Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, financial accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A was impacted by growth in our underlying business, various initiatives to improve organizational capability, compliance and systems improvements. SG&A for the fiscal quarter ended July 3, 2009 decreased by $4.4 million, or 15.8%, compared with the fiscal quarter ended July 4, 2008. SG&A as a percentage of revenue decreased to 3.0% for the fiscal quarter ended July 3, 2009 compared to 3.9% for the fiscal quarter ended July 4, 2008. This was primarily the result of our former CEO’s severance package being incurred in the fiscal quarter ended July 4, 2008 and lean infrastructure initiatives in place for the full quarter ended July 3, 2009.
Depreciation and amortization — Depreciation and amortization for the fiscal quarter ended July 3, 2009 decreased $0.4 million, or 3.9%, as compared with the fiscal quarter ended July 4, 2008. The decrease was primarily attributed to calculating depreciation and amortization over 13 weeks in fiscal quarter ended July 3, 2009, as compared to 14 weeks for the quarter ended July 4, 2008.
Interest expense — Interest expense for the fiscal quarter ended July 3, 2009 increased by $0.4 million, or 2.8%, as compared with the fiscal quarter ended July 4, 2008. The interest expense incurred relates to our credit facility, senior subordinated notes and amortization of deferred financing fees. The increase in interest expense was primarily driven by the senior subordinated notes making up a higher percentage of our total debt, which has consistently carried a higher interest rate than the senior secured credit facility. Higher deferred financing fee amortization as a result of our July 2008 debt refinancing also contributed to this increase. This was partially offset by the lack of revolver borrowings in the first fiscal quarter of 2010.

Income tax expense — Our effective tax rate decreased to 32.3% for the fiscal quarter ended July 3, 2009 from 33.3% for the fiscal quarter ended July 4, 2008. Our effective tax rate was impacted by the tax treatment of our GLS and DIFZ joint ventures, which are not consolidated for tax purposes but are instead taxed as a partnership under the Internal Revenue Code.
Results by Segment
The following table sets forth the revenue and operating income for our GSDS, GPSS and GLS operating segments, both in dollars and as a percentage of our consolidated revenue and operating income, for the fiscal quarter ended July 3, 2009 as compared to the fiscal quarter ended July 4, 2008.

	For the Fiscal Quarter Ended
(Dollars in thousands)	July 3, 2009		July 4, 2008
Revenue
Global Stabilization and Development Solutions	$284,085	36.2%	$269,554	37.6%
Global Platform Support Solutions	303,648	38.6%	329,736	46.0%
Global Linguist Solutions	198,354	25.3%	118,422	16.5%
Other/elimination	(910)	(0.1%)	(918)	(0.1%)

Consolidated	$785,177	100.0%	$716,794	100.0%

Operating Income
Global Stabilization and Development Solutions	$15,874	30.2%	$22,971	57.4%
Global Platform Support Solutions	25,910	49.4%	15,742	39.4%
Global Linguist Solutions	10,717	20.4%	1,281	3.2%

Consolidated	$52,501	100.0%	$39,994	100.0%

Global Stabilization and Development Solutions
Revenue — Revenue of $284.1 million for the fiscal quarter ended July 3, 2009 increased $14.5 million, or 5.4%, as compared with the fiscal quarter ended July 4, 2008. The increase was primarily the result of the following:
Security & Training: Revenue of $190.3 million increased $14.0 million, or 7.9%, primarily due to new contracts for WPPS in Pakistan and the Multinational Security Transition Command-Iraq (“MNSTC-I”). Revenue from our CivPol programs declined slightly, primarily due to changes in contract type from firm fixed price to cost reimbursable in Afghanistan offset by additional revenue from increased service levels in Iraq. Although our current CivPol contract is set to expire in February 2010, we believe that we will retain either all or a large portion of the services under this contract upon its renewal.
Contingency Support and Operations: Revenue of $74.9 million increased $26.7 million or 55.4%, primarily due to increases from the Kuwait task orders on our LOGCAP IV program. We expect future growth in this service offering to be primarily driven by the recently awarded Afghanistan South task order on our LOGCAP IV program that carries annual revenue potential of approximately $643 million. Although we have started work on this program, due to the timing of the award and transition period, we do not expect to achieve in fiscal year 2010 the full fiscal year revenue implied by the annual revenue potential.
Infrastructure: Revenue of $18.9 million decreased by $26.2 million, or 58.0%, primarily due to the wind down of a large construction project in Afghanistan combined with the termination of an airport construction contract in Africa, which occurred in the first quarter of fiscal year 2009. These declines were offset in part by increases from two separate Afghanistan construction projects that have commenced since the first quarter of fiscal year 2009. We do not expect to bid on any similar fixed-price contracts without revised terms and conditions. This may impact future revenue in this segment by limiting the construction opportunities available to us.

Operating Income — Operating income of $15.9 million for the fiscal quarter ended July 3, 2009 decreased $7.1 million, or 30.9%, as compared with the fiscal quarter ended July 4, 2008. Operating income did not increase proportionally with the growth in revenue due to lower margins stemming from a shift on our CivPol task orders from fixed price to cost reimbursable in both Afghanistan and Iraq and the ramp up costs incurred on the recently awarded LOGCAP IV Afghanistan South task order. Also contributing to the decline was additional loss reserves of $3.2 million on our Afghanistan construction contracts recorded during the fiscal quarter combined with the impact of the termination of an airport construction contract in Africa, which occurred at the end of the first quarter of fiscal year 2009. This was partially offset by increases in services on both our WPPS programs in Iraq and Pakistan and our MNSTC-I program and increases in the Somalia task order on our Africa Peacekeeping Program resulting from scope increases in both services and equipment sales coupled with a higher fee structure.
Global Platform Support Solutions
Revenue — Revenue of $303.6 million for the fiscal quarter ended July 3, 2009 decreased $26.0 million, or 7.9%, as compared with the fiscal quarter ended July 4, 2008. The decrease primarily resulted from the following:
Aviation: Revenue of $265.3 million decreased $34.7 million, or 11.6%, for the fiscal quarter ended July 3, 2009, as compared to the fiscal quarter ended July 4, 2008. The decrease was primarily driven by declines in INL Air Wing of $31.7 million and FSO of $17.1 million. The revenue decline in INL Air Wing revenue was driven by non-recurring equipment sales and construction work in both Camp Alvarado and Camp Valdes in Afghanistan performed in fiscal year 2009. FSO revenue declined due to the loss of several CFT task orders, which was a result of additional competitors in this service space. While this is putting downward pressure on fiscal year 2010 revenue, we do not believe this will limit our long term opportunities under the CFT program. These declines were partially offset by additional services including a new task order as a subcontractor to provide aircraft maintenance to support the Afghanistan air force through our Counter Narcotics Technical Program Office (“CNTPO”) program. We also expect continued growth driven by a recent WPPS task order win to provide aircraft maintenance and air transportation services.
Land Systems: Revenue of $38.3 million increased $8.8 million, or 29.7%, for the fiscal quarter ended July 3, 2009, as compared to the fiscal quarter ended July 4, 2008, primarily due to increased services associated with the MRAP contract. This was partially offset by decreases in services provided under our General Maintenance Corps (“GMC”) program.
Operating Income — Operating income for the fiscal quarter ended July 3, 2009 increased $10.2 million, or 64.6%, as compared with the fiscal quarter ended July 4, 2008. The increase was primarily driven by better cost management in several key Aviation programs as well as growth from new contracts and task orders within that service offering. Increased services under our MRAP program also contributed to the increase.

Global Linguist Solutions
Revenue of $198.4 million increased $79.9 million, or 67.5%, for the fiscal quarter ended July 3, 2009, as compared to the fiscal quarter ended July 4, 2008. This increase was primarily due to the fact that the INSCOM contract was fully operational throughout the quarter ended July 3, 2009, whereas INSCOM was ramping up in the quarter ended July 4, 2008. Revenue was also impacted by the recognition of the INSCOM award fee in the quarter ended July 3, 2009. No award fee was recorded in the first quarter ended July 4, 2008 as there was not sufficient history at that time to support award fee revenue recognition.
Operating income of $10.7 million increased $9.4 million for the fiscal quarter ended July 3, 2009, as compared to the fiscal quarter ended July 4, 2008. This is primarily due to the fact that the INSCOM contract was fully operational throughout the quarter ended July 3, 2009, whereas GLS was ramping up in the quarter ended July 4, 2008. Operating income was also significantly impacted by the inclusion of the award fee in the quarter ended July 3, 2009. Operating income earned by GLS benefits net income attributable to DynCorp International Inc. only by our 51% ownership portion, as 49% of earnings from the joint venture are reflected in noncontrolling interests as a reduction to net income attributable to DynCorp International Inc.
LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operations and borrowings available under our credit facility are our primary sources of short-term liquidity. Based on our current level of operations, we believe our cash flow from operations and our available borrowings under our credit facility will be adequate to meet our liquidity needs for the foreseeable future. However, we cannot be assured that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to repay our indebtedness, including the senior subordinated notes, or to fund our other liquidity needs.
To support growth related to potential contract and task order awards that could occur over the remainder of the fiscal year and to service our current indebtedness, we may require additional capital beyond that currently provided from operations and by our senior secured credit facility. There can be no assurance that sufficient capital will continue to be available in the future or that it will be available on terms acceptable to us. Failure to obtain sufficient capital could materially affect our future expansion strategies.
We expect that our improved cash collection efforts achieved in fiscal year 2009, evidenced by our reduced days sales outstanding, will be sustainable in fiscal year 2010 and will help facilitate sufficient cash flow from operations to fund our expected growth. We expect significant investment requirements from three new activities during the remainder of fiscal year 2010: (i) the expansion of the LOGCAP IV contract, (ii) a significant fixed asset purchase, and (iii) the potential for one or more acquisitions.
Our recent win of a new LOGCAP IV task order in southern Afghanistan and the potential to win additional sizeable task orders later this fiscal year will produce demands for liquidity to fund growth on this program. We expect cash contributions from our LOGCAP IV collaborative partners and timely cash collections on the project to support the liquidity needed on this program. During the second quarter, we will utilize cash on hand to purchase $52 million of helicopters in order to support the requirements on a new task order received during the fiscal year. While we do not typically invest capital in fixed asset purchases due to the service nature of our operations, such a purchase may be necessary from time to time. Lastly, as part of our business strategy, we may invest in one or more business acquisitions from time to time. We expect to fund our fiscal year 2010 acquisitions from available borrowing capacity and cash on hand.
Cash Flow Analysis

	Fiscal Quarter Ended
(Dollars in thousands)	July 3, 2009	July 4, 2008
Net Cash provided by (used in) operating activities	$5,448	$(71,131)
Net Cash used in investing activities	(1,294)	(1,451)
Net Cash (used in) provided by financing activities	(45,083)	20,703

Cash provided by operating activities for the fiscal quarter ended July 3, 2009 was $5.4 million, as compared to $71.1 million of cash used in the fiscal quarter ended July 4, 2008. Cash generated from operations in the quarter ended July 3, 2009 benefited from the combination of our continued net income growth from new contracts and continued focus on working capital management. Net of revenue growth, our accounts receivable improved due to billing and collection efficiencies implemented during fiscal year 2009. As a result of these efforts, Days Sales Outstanding (“DSO”), a key metric utilized by management to monitor collection efforts on accounts receivable, decreased to 71 days for the quarter ended July 3, 2009 as compared to 82 days for the quarter ended July 4, 2008.
Cash used in investing activities was $1.3 million for the fiscal quarter ended July 3, 2009 as compared to $1.5 million for the fiscal quarter ended July 4, 2008. The cash used was primarily for computer software upgrades and property and equipment additions.
Cash used in financing activities was $45.1 million for the fiscal quarter ended July 3, 2009, as compared to cash provided of $20.7 million for the fiscal quarter ended July 4, 2008. The cash used by financing activities during the fiscal quarter ended July 3, 2009 was primarily due to the excess cash flow principal repayment on our senior secured credit facility, the repurchases of a portion of our senior subordinated notes and payments of noncontrolling interests dividends.
Financing
As of July 3, 2009, no balance was outstanding under the Revolving Facility, and $176.6 million was outstanding under the Term Loan Facility. Our available borrowing capacity under the Revolving Facility totaled $170.5 million at July 3, 2009, which gives effect to $29.5 million of outstanding letters of credit. The weighted-average interest rate at July 3, 2009 for our borrowings under the credit facility was 3.66% excluding the impact of our interest rate swaps.
We have entered into interest rate swap agreements to hedge our exposure to interest rate increases related to our credit facility. These agreements are more fully described in Note 7 to our consolidated financial statements included in this Quarterly Report.
We are required, under certain circumstances as defined in our credit agreement, to use a percentage of excess cash generated from operations to reduce the outstanding principal of the term loans in the following year. Such payments are due near the end of the first quarter of the following fiscal year. We paid $23.4 million in June 2009 to satisfy our fiscal year 2009 requirement. The excess cash flow measurement is an annual requirement of the credit agreement and, as a result, we cannot estimate with certainty the excess cash flow that will be generated, if any, for the fiscal year ending April 2, 2010.
In the first quarter of fiscal year 2010, we repurchased $10.3 million of our senior subordinated notes at a discount resulting in an insignificant gain. As of July 3, 2009, $389.7 million of principal was outstanding under our senior subordinated notes. Our senior subordinated notes mature February 2013. Interest accrues on our senior subordinated notes and is payable semi-annually.
Debt Covenants and Other Matters
Our credit facility in place as of July 3, 2009 contained various financial covenants, including minimum levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”), minimum interest and fixed charge coverage ratios, and maximum capital expenditures and total leverage ratio. Non-financial covenants restrict our ability to dispose of assets; incur additional indebtedness; prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We had no instances of noncompliance with our various financial and non-financial covenants at July 3, 2009.

OFF BALANCE SHEET ARRANGEMENTS
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

As of July 3, 2009, we did not have any off balance sheet arrangements as defined above. We recognize all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 7 of our consolidated financial statements for additional disclosure on derivatives and Note 11 for additional disclosure on variable interest entities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and related footnotes contained within this Quarterly Report. Our more critical accounting policies used in the preparation of the consolidated financial statements were discussed in our 2009 Annual Report on Form 10-K for the fiscal year ended April 3, 2009, filed with the SEC on June 11, 2009. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.
The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine certain of the assets, liabilities, revenue and expenses. These estimates and assumptions are based upon what we believe is the best information available at the time of the estimates or assumptions. The estimates and assumptions could change materially as conditions within and beyond our control change. Accordingly, actual results could differ materially from those estimates.
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of our consolidated financial condition and results of operations.
ACCOUNTING DEVELOPMENTS
We have presented the information about accounting pronouncements not yet implemented in Note 1 to our consolidated financial statements included in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2009, filed with the SEC on June 11, 2009.

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

(b) Changes in Internal Controls
There have been no changes in our internal controls over financial reporting that have occurred during the fiscal quarter ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information related to various commitments and contingencies is described in Note 8 to the condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS
There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2009, filed with the SEC on June 11, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our board of directors has authorized us to repurchase up to $25.0 million per fiscal year of our outstanding common stock and/or senior subordinated notes during fiscal years 2009 and 2010. The securities may be repurchased from time to time in the open market or through privately negotiated transactions at our discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations. Shares of common stock repurchased under this plan will be held as treasury shares. As of July 3, 2009, a total of 748,100 shares have been repurchased under this authorization.
The following table presents information with respect to those purchases of our common stock made during the first quarter of fiscal year 2010:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased Pursuant to Publically Announced Plans(3)	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plan(4)
Apr. 4, 2009 – May 1, 2009(1)	46,100	$12.91	739,300	$24,404,794
May 2, 2009 – May 29, 2009(1)	8,800	13.00	748,100	24,290,397
May 30, 2009 – Jul. 3, 2009(1)(2)	—	—	748,100	14,288,876

Total	54,900	$12.93	748,100	$14,288,876

(1)	The monthly periods presented are based on our first three fiscal months of fiscal year 2010.

(2)	During the month of June we repurchased senior subordinated notes at a cost of $10.0 million. This repurchase reduced our available capacity under the plan to repurchase common stock.

(3)	Amounts represent cumulative shares purchased since the inception of our publically announced plans.

(4)
The current approval by our board of directors in fiscal year 2010 allows for $25 million in repurchases for a combination of common stock and/or senior subordinated notes during fiscal year 2010. Subsequent repurchases of senior subordinated notes are described in Note 15 to the condensed consolidated financial statements. Unused amounts in fiscal year 2010 are not available for use in future years. For the first quarter of fiscal year 2010, we purchased 54,900 shares and $10.0 million of senior subordinated notes, including applicable fees, which utilized $10.7 million of our availability under the fiscal year 2010 portion of the authorization. The current authorization effectively ends at the end of fiscal year 2010.

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
Date: August 5, 2009

/s/ Michael J. Thorne
Name:	Michael J. Thorne
Title:	Senior Vice President and Chief Financial Officer