Form 10-K
period 2010-04-02
DYNCORP INTERNATIONAL INC.
filed 2010-06-04
CIK 1338916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of October 2, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, 34,801,366 shares of publically traded Class A common stock held by non-affiliates were outstanding with an aggregate market value of approximately $615 million (based upon the closing price on the New York Stock Exchange on October 2, 2009 of $17.67 per share). Aggregate market value is estimated solely for the purposes of this report.

As of June 1, 2010, the registrant had 56,307,871 shares of its Class A common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement regarding the merger with Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc., each of whom is an affiliate of the private investment firm, Cerberus Capital Management, L.P., are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement was filed with the Securities and Exchange Commission on May 17, 2010.

DYNCORP INTERNATIONAL INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements, written, oral or otherwise made, represent our expectation or belief concerning future events. Without limiting the foregoing, the words “believes,” “thinks,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties. Statements regarding the amount of our backlog, estimated remaining contract values and estimated total contract values are other examples of forward-looking statements. We caution that these statements are further qualified by important economic, competitive, governmental, international and technological factors that could cause our business, strategy or actual results or events to differ materially, or otherwise, from those in the forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•

the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement and Plan of Merger, dated as of April 11, 2010 by and among DynCorp International, Inc., Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc., including a termination under circumstances that could require us to pay a termination fee and/or reimburse expenses (subject to a cap);

•

the failure to obtain the necessary equity and debt financing pursuant to the applicable commitment letters received in connection with the transactions contemplated by the Merger Agreement or the failure of such financing to be sufficient to complete the Merger and the transactions contemplated thereby;

•	the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to complete of the Merger, including required regulatory approvals;

•	the failure of the Merger to close for any other reason;

•

risks that the proposed Merger (including the efforts of the Company and/or its directors, officers and employees to consummate the proposed Merger) disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger;

•	the outcome of any legal proceedings that have been or may be instituted against the Company and/or others relating to the Merger Agreement;

•	the diversion of our management’s attention from our ongoing business concerns;

•	the effect of the announcement, pendency or anticipated consummation of the Merger on our customer, vendor and other business relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges incurred by the Company related to the Merger;

•	the future impact of acquisitions, joint ventures or teaming agreements;

•	our substantial level of indebtedness and changes in availability of or cost of capital;

•	the outcome of any material litigation, government investigation or other regulatory matters;

•	policy and/or spending changes implemented by the Obama administration or Congress;

•	termination or modification of key United States (“U.S.”) government contracts;

•

changes in the demand for services that we provide or work awarded under our contracts, including without limitation, the Civilian Police, International Narcotics and Law Enforcement, Worldwide Personal Protection Services and Logistics Civil Augmentation Program contracts;

•	pursuit of new commercial business in the U.S. and abroad;

•	activities of competitors and the outcome of bid protests;

•	changes in significant operating expenses;

•	general political, economic and business conditions in the U.S.;

•	acts of war or terrorist activities;

•	variations in performance of financial markets;

•	the inherent difficulties of estimating future contract revenue and changes in anticipated revenue from indefinite delivery, indefinite quantity contracts;

•

changes in expected percentages of future revenue represented by fixed-price and time-and-materials contracts, including increased competition with respect to task orders subject to such contracts; and

•	statements covering our business strategy, those described in “Item 1A. Risk Factors” and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and therefore there can be no assurance that any forward-looking statement contained herein will prove to be accurate. We assume no obligation to update the forward-looking statements.

Fiscal Year

We report the results of our operations using a 52-53 week basis. Throughout this report, each quarter of the fiscal year contains 13 weeks, except for the infrequent fiscal years with 53 weeks, in which case one quarter will contain 14 weeks. The fiscal years ended April 2, 2010, March 28, 2008, March 30, 2007, and March 31, 2006 were 52-week years whereas the fiscal year ended April 3, 2009 was a 53 week year.

PART I

ITEM 1.	BUSINESS.

Unless the context otherwise indicates, references herein to “we,” “our,” “us,” “the Company” or “DynCorp International” refer to DynCorp International Inc. and our consolidated subsidiaries. DynCorp International Inc., incorporated in the state of Delaware, is a holding company that owns the equity securities of DynCorp International LLC, organized in the state of Delaware. We refer to our wholly-owned operating subsidiary, DynCorp International LLC as our “Operating Company”. Our principal executive offices are located at 3190 Fairview Park Drive, Suite 700, Falls Church, Virginia 22042, telephone number (571) 722-0210.

Overview

We are a leading provider of specialized, mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in law enforcement training and support, security services, base and logistics operations, intelligence training, rule of law development, construction management, platform services and operations, and linguist services. We also provide logistics support for all our services. Through our predecessor companies, we have provided essential services to numerous U.S. government departments and agencies since 1951.

Our customers include the U.S. Department of Defense (“DoD”), the U.S. Department of State (“DoS”), the U.S. Agency for International Development (“USAID”), foreign governments, commercial customers and certain other U.S. federal, state and local government departments and agencies. Revenue from the U.S. government accounted for approximately 97%, 96% and 95% of total revenue in fiscal years 2010, 2009, and 2008, respectively. Our contracts’ revenue and percentage of total revenue from the U.S. government fluctuates from year to year. These fluctuations can be due to contract length or contract structure, such as with indefinite delivery, indefinite quantity type contracts (“IDIQ”). The majority of our contracts are awarded for one year base periods with subsequent option years available subject to changing governmental priorities. IDIQ type contracts are often awarded to multiple contractors and provide the opportunity for awarded contractors to bid on task orders issued under the contract.

During fiscal year 2008, we conducted our operations through two reportable segments: Government Services (“GS”) and Maintenance and Technical Support Services (“MTSS”). In fiscal year 2009, we divided our GS operating segment into two new segments, International Security Services (“ISS”) and Logistics and Construction Management (“LCM”). On April 6, 2009, we announced a further reorganization of our business structure to better align with strategic markets and to streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-owned, and a third segment, Global Linguist Solutions (“GLS”), which is a 51% owned joint venture. The new structure became effective April 4, 2009, the start of our 2010 fiscal year, and is more fully described in Note 13 to our consolidated financial statements.

In addition to the information presented below, Note 13 to our consolidated financial statements contains additional information about our operating segments and geographic areas in which we have conducted business during fiscal years 2010, 2009, and 2008. We have restated the corresponding items of segment information during fiscal years 2008 and 2009 to conform to our fiscal year 2010 segment presentation.

Recent Developments — Merger Agreement

As discussed in detail in the definitive proxy statement filed by us with the SEC on May 17, 2010 (the “Definitive Proxy Statement”), on April 11, 2010 we entered into an Agreement and Plan of Merger (the “Merger

Agreement”) with Delta Tucker Holdings, Inc. (“Parent”) and Delta Tucker Sub, Inc. (“Merger Sub”), each of whom is an affiliate of the private investment firm, Cerberus Capital Management, L.P. Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and be a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement was approved by the Company’s Board of Directors (the “Board”). The transaction is expected to close in the third or fourth quarter of calendar year 2010, but could close as early as late June.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”), other than shares owned by the Company, Parent or Merger Sub, or by any stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive $17.55 in cash (the “Per Share Merger Consideration”), without interest. Additionally, the Company’s restricted stock units granted under the DynCorp International 2007 Omnibus Incentive Plan will vest at the effective time of the Merger and will be converted into the right to receive the Per Share Merger Consideration.

Consummation of the Merger is subject to customary conditions, including without limitation (i) approval by the holders of a majority of the outstanding shares of the Company’s Class A Common Stock entitled to vote on the Merger, (ii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iii) the absence of any law, order or injunction prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including without limitation (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers). On May 27, 2010, we received notice from the U.S. Department of Justice that early termination of the waiting period under the HSR Act, as amended, was granted effective immediately. The termination had the effect of ending the HSR Act waiting period relating to the Merger.

Concurrently with the execution and delivery of the Merger Agreement, DIV Holding LLC (“DIV Holding”), the largest stockholder of the Company’s Common Stock, and affiliates thereof, entered into a voting agreement (the “Voting Agreement”) with Parent and Merger Sub whereby DIV Holding and its affiliate, committed, among other things, subject to the terms and conditions of the Voting Agreement, to vote 34.9% of the outstanding shares of Common Stock for the adoption of the Merger Agreement. The Voting Agreement automatically terminates upon the termination of the Merger Agreement.

Parent and Merger Sub have obtained equity and debt financing commitments for the transaction contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate Per Share Merger Consideration and all related fees and expenses. Cerberus Series Four Holdings, LLC, an investment fund affiliated with Cerberus Capital Management, L.P. (“Cerberus”), has committed to purchase equity interests in Parent amounting to $591.6 million in the aggregate on the terms and subject to the conditions set forth in an equity commitment letter dated April 11, 2010 (the “Equity Commitment Letter”), and have provided the Company with a limited guarantee in favor of the Company dated April 11, 2010 (the “Limited Guarantee”), guaranteeing, subject to the terms and conditions of the Limited Guarantee, the payment of certain monetary obligations that may be owed by Parent pursuant to the Merger Agreement.

Bank of America Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., Deutsche Bank Trust Company Americas, and certain of their respective affiliates (the “Debt Commitment Parties”) have committed to provide up to $715 million in senior secured credit facilities (comprised of a term loan facility of up to $565 million and a revolving credit facility of up to $150 million) and senior unsecured term loans of up to $455 million, on the terms and subject to the conditions set forth in a commitment letter dated April 11, 2010 (the “Debt Commitment Letter”). The obligations of the Debt Commitment Parties to provide debt financing under the Debt Commitment Letter are subject to a number of conditions, which we believe are customary for financings of this type or are otherwise consistent with certain conditions in the Merger Agreement. The final termination date for the Debt Commitment Letter is the same as under the Merger Agreement, except to the extent the Merger Agreement is extended by Parent in accordance with the terms thereof.

The Merger Agreement contains certain termination rights for the Company and Parent, including the right of the Company to terminate the Merger Agreement to accept a superior proposal. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $30 million. The Company may also be obligated to reimburse transaction expenses incurred by Parent and Merger Sub up to $12 million upon termination of the Merger Agreement under specified circumstances. Upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay the Company a reverse termination fee of $100 million. In addition, under certain circumstances, in the event that a party establishes that the other party has committed a “Willful Breach” (as defined in the Merger Agreement) of the Merger Agreement, then the party that has committed the Willful Breach shall be required to pay the non-breaching party liquidated damages in the amount of $300 million.

The foregoing descriptions of the Merger Agreement, Limited Guarantee and Voting Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement, Limited Guarantee and Voting Agreement, as applicable, a copy of each of which was filed as Exhibit 2.1, Exhibit 10.1 and Exhibit 9.1, as applicable, to our April 12, 2010 Form 8-K and the respective terms of which are incorporated herein by reference.

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

Most of our contracts are to provide services to our customers, resulting in the majority of costs being labor related. For this reason, we flexibly staff for each contract. If we lose a contract, we terminate or reassign the employees associated with the contract, hence cutting direct cost and overhead. The elimination of employees would not generate significant separation costs. Additionally, the indirect costs that are absorbed by any one contract could be absorbed by the remaining contracts without a significant impact to our business or competitiveness. Accordingly, the termination of any distinct contract could be absorbed by us without significant disruption to existing business and pursuit of new business.

Our capital structure also provides us flexibility as our primary capital requirements are working capital related, which are variable with our overall revenue stream. The nature of our contracts does not typically require investments in fixed assets and we do not have significant fixed asset investments or significant agreements tied to a single contract upon which our business materially depends. Additionally, our contract mix gives us a degree of flexibility to utilize assets purchased for certain programs to be deployed on other programs in cases where the scope of our deliverables changes.

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

Any of these three types of contracts discussed above may be executed under an IDIQ contract, which are often awarded to multiple contractors. An IDIQ contract does not represent a firm order for services. Our Civilian Police and Contract Field Teams programs are two examples of IDIQ contracts. In fiscal years 2010, 2009, and 2008, 76%, 73%, and 70% of our revenue, respectively, were attributable to IDIQ contracts. When a customer wishes to order services under an IDIQ contract, the customer issues a task order request for proposal to the contractor awardees. The contract awardees then submit proposals to the customer and task orders are typically awarded under a best-value approach. However, many IDIQ contracts permit the customer to direct work to a particular contractor. In some instances, the contractor may identify specific projects and propose to perform the service for a customer within the scope of the IDIQ contract, although the customer is not obligated to order the services.

Our historical contract mix by type for the last three fiscal years, as a percentage of revenue, is indicated in the table below.

	Fiscal Year
Contract Type	2010	2009	2008
Fixed-Price	26%	27%	37%
Time-and-Materials	16%	24%	33%
Cost-Reimbursement	58%	49%	30%

Totals	100%	100%	100%

The task orders under the Logistics Civil Augmentation Program (“LOGCAP IV”) and Intelligence and Security Command (“INSCOM”) contracts, which are described below under “Strategic Business Areas and Service Offerings — Global Stabilization and Development Solutions (“GSDS”)” and “— Global Linguist Solutions (“GLS”),” are predominantly cost-reimbursement type task orders. We anticipate that revenue from cost-reimbursement type contracts will continue to increase in fiscal year 2011 primarily due to the full year impact of the southern Afghanistan LOGCAP IV task order. Cost-reimbursement type contracts typically carry lower margins than other contract types, but also carry lower risk of loss.

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

Strategic Business Areas and Service Offerings

We group our various programs within each operating segment into service offerings or business areas, terms we use interchangeably, to manage, review and assess our business performance at a program level. A description of our service offerings/business areas by operating segment are as follows:

Global Stabilization and Development Solutions (“GSDS”)

GSDS provides a diverse collection of outsourced services primarily to government agencies worldwide. GSDS includes four service offerings/business areas as described below:

Training & Mentoring — This service offering provides international policing and police training, judicial support, immigration support and base operations. Under this service offering, we also provide senior advisors and mentors to foreign governmental agencies. In addition, we provide security and personal protection for diplomats and senior governmental officials.

Logistics — This service offering supports U.S. military operations and maintenance support, including but not limited to: construction services, facilities management, electrical power, water, sewage and waste management, laundry operations, food services and transportation motor pool operations.

Operations & Development — This service offering provides:

•	peacekeeping logistics support;

•	humanitarian relief;

•	weapons removal and abatement;

•	worldwide contingency planning and other rapid response services;

•	inventory procurement and tracking services;

•	property control;

•	mobile repair services;

•	facility and equipment maintenance and control;

•	custodial and administrative services;

•	civil, electrical, environmental and mechanical engineering; and

•	construction management services.

This service offering also includes new activities as a result of the acquisition of Casals and Associates, Inc. (“Casals”) such as supporting U.S. foreign policy and international development priorities by assisting in the development of stable and democratic governments, implementing anti-corruption initiatives, and aiding the growth of democratic public and civil institutions.

Intelligence Training and Solutions — This service offering provides proprietary training courses, management consulting and augmentation services to the intelligence community and expands our services to the intelligence community and national security clients.

Key GSDS Contracts

Civilian Police (“CivPol”). The CivPol program was awarded to us by the DoS in February 2004. Our CivPol program has an estimated total contract value of $4.0 billion over the six and one-half year term of this program through August 2010. Through this program, we have deployed civilian police officers from the U.S. to several countries to train and offer logistics support to the local police and assist them with infrastructure reconstruction. Our first significant deployment of civilian police personnel began in the Balkans in 1996, where we helped train local police and provided support during the conflict. Our security trainers and mentors remained in the region through 2004. In addition, we have been awarded multiple task orders under the Civilian Police program, including assignments in Iraq and Afghanistan. Our current task orders are primarily time-and-materials and cost-reimbursement.

Logistics Civil Augmentation Program (“LOGCAP IV”). On April 17, 2008, we were selected as one of three prime contractors to provide logistics support under the LOGCAP IV contract. LOGCAP IV is the Army component of the DoD’s initiative to award contracts to U.S. companies with a broad range of logistics capabilities to support U.S. and allied forces during combat, peacekeeping, humanitarian and training operations. The contract has a term of up to ten years, a ceiling value of $50 billion and an annual ceiling value to us and our subcontractors of $5 billion per year per contractor. Under LOGCAP IV the Army contracts to perform selected services in a theater of operations to augment U.S. Army forces and release military units for other missions or to fill U.S. Army resource shortfalls. Our current task orders are primarily cost-reimbursement.

Worldwide Personal Protection Service (“WPPS”). We provide protective service details to protect U.S. and foreign government senior officials in Iraq and Pakistan. We have provided personal protective services for the DoS since the WPPS program inception in 1996. Our current task orders are primarily time-and-materials and cost-reimbursement.

Africa Peacekeeping (“AFRICAP”). We have assumed increasing responsibilities in Africa through our Africa Peacekeeping contract operations, supporting the DoS in Ethiopia, Liberia, Senegal, Somalia, and Sudan. We believe our experience in logistics and contingency operations is a valuable asset to many efforts such as peacekeeping, humanitarian aid, and national reconstruction. We arrange transportation, manage construction and provide security and equipment training. We also provide advisors and serve as a liaison with the DoS. Our current task orders are fixed-price, time-and-materials, and cost-reimbursement.

War Reserve Materiel. Through our War Reserve Materiel program, we provide management of the U.S. Air Force Southwest Asia War Reserve Materiel Pre-positioning program, which includes operations in Oman, Bahrain, Qatar, Kuwait and two locations in the U.S. (Albany, Georgia and Shaw Air Force base, South Carolina). We store, maintain and deploy assets such as tents, generators, vehicles, kitchens and medical supplies to deployed forces in the global war on terror. During Operation Enduring Freedom and Operation Iraqi Freedom, we sent teams into the field to assist in the setup of tent cities prior to the arrival of the deployed forces. The War Reserve Materiel program continues to partner with the U.S. Central Command Air Force in the development of new and innovative approaches to asset management. Our contract is primarily cost-reimbursement with a smaller portion of fixed-price services.

Global Platform Support Solutions (“GPSS”)

GPSS provides a wide range of technical, engineering, logistics and maintenance support services primarily to government agencies worldwide. Additionally, GPSS provides services including drug eradication and host nation pilot and crew training. GPSS includes four service offerings/business areas as described below:

Aviation Maintenance & Support — This service offering provides worldwide maintenance, modification, repair, and logistics support on aircraft, weapons systems, and related support equipment to the DoD and other U.S. government agencies. Contract Field Teams (“CFT”) is the most significant program in our Field Service Operations service offering. We have provided CFT services for over 58 years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce.

Counter-Drug and Law Enforcement Aviation — This service offering conducts foreign assistance programs to reduce the flow of international narcotics. The assistance helps foreign governments improve their ability to develop and implement national strategies and programs to prevent the production, trafficking, and abuse of illicit drugs. International Narcotics and Law Enforcement Air-Wing (“INL”) supports governments worldwide in their efforts to locate and eradicate drug crops, interdict drug production and trafficking activities, and develop their own institutional counter-narcotics aviation programs. Also, this program provides intra-theater transportation services for a variety of customers throughout Iraq.

Fleet Management — This service offering provides aircraft fleet maintenance and modification services, ground vehicle maintenance and modification services, pilot and maintenance training, logistics support, air traffic control services, base and depot operations, program management and engineering services. Additionally, this service offering provides aerial firefighting services.

Land Systems — This service offering provides maintenance, operations, support, life extension, engineering, marine services and program management services primarily for ground vehicles and docked ships. This includes the services we provide under the Mine Resistant Ambush Protected Vehicles Logistics Support (“MRAP”) contract.

Key GPSS Contracts

INL Air Wing: In May 2005, the DoS awarded us a contract in support of the INL program to aid in the eradication of illegal drug operations. We are the sole awardee of this contract, which has an estimated contract value of $1.6 billion for the first five years of the nine-year term. The contract expires in October 2014. This program has been ongoing since 1991, in cooperation with multiple Latin American countries. A similar program in Afghanistan began in 2006. Also, this program provides intra theater transportation services for a variety of customers throughout Iraq. The majority of our contractual services are cost-reimbursement type services.

Life Cycle Contractor Support: This GPSS program consists of contracts with the U.S. Army and the U.S. Navy. Under the Life Cycle Contractor Support-Army contracts, we provide aircraft maintenance and logistics for C-12/RC-12 and UC-35 aircraft, as well as services for a major avionics suite upgrade of aircraft for Global Air Traffic Management compliance. Under our Life Cycle Contractor Support-Navy contracts, we provide aircraft maintenance and logistics for the U.S. Navy’s UC-35 aircraft. We entered into the Life Cycle Contractor Support-Army and Life Cycle Contractor Support-Navy contracts in August 2000 and the Global Air Traffic Management portion of our Army contract in March 2003. The Life Cycle Contractor Support-Army Contract is up for re-competition in July 2010 whereas the Life Cycle Contractor Support-Navy Contract is up for re-competition in October 2010. The estimated total contract value for these programs is $1.37 billion, of which $1.3 billion relates to the Life Cycle Contractor Support-Army Contract. The majority of our contractual services are fixed-price with a portion of cost-plus services.

Contract Field Teams: We have provided this service for over 58 consecutive years. This program deploys highly mobile, quick-response field teams to customer locations to supplement a customer’s workforce. The services we provide under the CFT program generally include mission support to aircraft and weapons systems and depot-level repair. The principal customer for our CFT program is the DoD. This contract has a $10.1 billion ceiling for multiple awardees over a seven-year term through September 2015. The majority of our current delivery orders are time-and-materials, but we also have cost-reimbursement and fixed-priced services.

Andrews Air Force Base: Under the Andrews Air Force Base contract, we perform aircraft maintenance and base supply functions, including full back shop support, organizational level maintenance, fleet fuel services and supply, launch and recovery and Federal Aviation Administration (“FAA”) repair services. Our principal customer under this contract is the U.S. Air Force. We entered into this contract in January 2001. This contract has a $372 million estimated total contract value. The majority of our contract is fixed-price.

Columbus Air Force Base: We provide aircraft and equipment maintenance functions for T-37, T-38, T-1 and T-6 training aircraft in support of the Columbus AFB Specialized Undergraduate Pilot Training Program in Columbus, Mississippi. Our customer under this program is the U.S. Air Force — Air Education and Training Command and specifically the 14th Flying Training Wing. This contract provides for a firm fixed-price incentive fee with an incentive award fee. Estimated total contract value is $294 million. The performance period started October 2005 and runs through September 2012. We have completed a transition from the old T-37 primary trainer to the new T-6 turbo prop. Additionally, this 14th Flying Training Wing has one additional squadron of T-38s dedicated to fighter lead-in-training.

Sheppard Air Force Base: Under the Sheppard Air Force Base Program, we provide aircraft maintenance services for the 80th Flying Training Wing based at Sheppard Air Force Base in Wichita Falls, Texas. This contract has an initial base period of eleven months, and six option years. The mission of the Air Education and Training Command’s 80th Flying Training Wing is to provide undergraduate pilot training for the U.S. and North Atlantic Treaty Organization (“NATO”) allies in the Euro NATO Joint Jet Pilot Training program. Graduates of this prestigious program are assigned to fighter pilot positions in their respective air forces. The majority of our contract is fixed-price.

Mine Resistant Ambush Protected Vehicle (“MRAP”): Under the Mine Resistant Ambush Protected Vehicle program, we provide MRAP Vehicle on-site liaison and advisory services to the military users with direct assistance in maintenance or repair operations. The MRAP vehicles are required to increase survivability and mobility of troops operating in a hazardous fire area against known threats such as small arms fire, rocket propelled grenades, and improvised explosive devices. The majority of our contract is fixed-price.

California Department of Forestry: We have been helping to fight fires in California since December 2001. We maintain aircraft, providing nearly all types and levels of maintenance — scheduled, annual, emergency repairs, and even structural depot level repair. McClellan Field in Sacramento is home base for our program mechanics, data entry staff, and quality control inspectors. In addition, we provide pilots who operate the fixed wing aircraft.

C-21 Contractor Logistics Support: Under the C-21A CLS Program, we perform organizational, intermediate and depot level maintenance, together with supply chain management for C-21A (Lear 35A) aircraft operated by the U.S. Air Force at seven main operating bases and one deployed location. The contract has time-and-materials and fixed-priced portions.

Global Linguist Solutions (“GLS”)

GLS is a joint venture between DynCorp International and McNeil Technologies, in which we have a 51% ownership interest. GLS currently and historically has had no other operations outside of performance on the INSCOM contract. The majority of our current INSCOM task orders are cost-reimbursement with an award fee. Our GLS operating segment is comprised of a single linguist service offering/business area, Linguistics & Translation.

Linguistics & Translation: This service offering provides rapid recruitment, deployment and on-site management of interpreters and translators in-theatre for a wide range of foreign languages in support of the U.S. Army, unified commands attached forces, combined forces, and joint elements executing the Operation Iraqi Freedom (“OIF”) mission, and other U.S. government agencies supporting the OIF mission.

Estimated Total Contract Value

The estimated total contract value represents amounts expected to be realized from the current award date to the current contract end date (i.e., revenue recognized to date plus backlog). For the reasons stated under “Item 1.A. Risk Factors,” the estimated contract value or ceiling value specified under a government contract or task order is not necessarily indicative of the revenue that we will realize under that contract.

The following table sets forth certain information for our principal contracts, including estimated total contract values of the current contracts as of April 2, 2010:

Contract	Segment	Principal Customer	Initial/Current Award Date	Current Contract End Date	Estimated Total Contract Value (1)
Civilian Police Program	GSDS	DoS	Feb 1994/Feb-04	Aug-10	$4.02 billion	(2)
INSCOM	GLS	U.S. Army	Dec-06	Apr-13	$3.78 billion	(2)(3)
INL Air Wing	GPSS	DoS	Jan-91/May-05	Oct-14	$1.59 billion	(2)(4)
Life Cycle Contractor Support	GPSS	U.S. Army and U.S. Navy	Aug-00	Jul-10	$1.37 billion
LOGCAP IV	GSDS	U.S. Army	Apr-08	Apr-18	$872 million	(2)(5)
WPPS	GSDS	DoS	Mar-00/June-05	Sep-14	$453 million	(2)(6)
Contract Field Teams	GPSS	DoD	Oct 1951/Jul-08	Sep-15	$438 million	(2)
AFRICAP	GSDS	DoS	May-03/Sept-09	Sep-14	$395 million	(2)(7)
War Reserve Materiel	GSDS	U.S. Air Force	May-00/May-08	Sep-16	$382 million
Andrews Air Force Base	GPSS	U.S. Air Force	Jan-01	Mar-11	$372 million
Columbus Air Force Base	GPSS	U.S. Air Force	Oct 1998/Oct-05	Sep-12	$294 million
Sheppard Air Force Base	GPSS	U.S. Air Force	Oct-09	Oct-16	$256 million
MRAP	GPSS	DoD	Sep-07	Jan-12	$246 million
California Department of Forestry	GPSS	State of California	Dec-01/Jul-08	Dec-14	$237 million
C-21 Contractor Logistics Support	GPSS	U.S. Air Force	Sep-06	Sep-11	$213 million

(1)	Estimated total contract value has the meaning indicated in “— Estimated Total Contract Value” and is not necessarily representative of the amount of work we will actually be awarded under the contract.
(2)	This contract is an IDIQ contract. For more information about IDIQ contracts see “— Contract Types”. Also, for a discussion of how we define estimated remaining contract value for IDIQ contracts, see “— Estimated Remaining Contract Value”.
(3)	Awarded to GLS, a joint venture of DynCorp International (51% majority interest) and McNeil Technologies.
(4)	We are the sole awardee of this contract, which has an estimated value of $1.59 billion for the first five years of this nine-year contract through October 2014.
(5)	LOGCAP IV has a $5 billion ceiling per year over 10 years.
(6)	Although the base WPPS contract expires June 2010; we have a task order out through September 2014 if all options are exercised.
(7)	AFRICAP was awarded September 2009; the predecessor contract called Africa Peacekeeping had a total contract value of $395 million.

Competition

We compete with various entities across geographic and business lines based on a number of factors, including services offered, experience, price, geographic reach and mobility. Most activities in which we engage are highly competitive and require that we have highly skilled and experienced technical personnel to compete. Some of our competitors may possess greater financial and other resources or may be better positioned to compete for certain contract opportunities. We believe that our principal competitors include Civilian Police International, Science Applications International Corporation, ITT Corporation, KBR, Inc., IAP Worldwide Services, Inc., Xe Inc., Triple Canopy Inc., Fluor Corporation, Lockheed Martin Corporation, United Technologies Corporation, L-3 Holdings, Aerospace Industrial Development Corporation, Al Salam Aircraft Company Ltd., Mission Essential Personnel, Northrop Grumman, Computer Sciences Corporation, Lear Siegler, and Serco Group Plc. We believe that the primary competitive factors for our services include reputation, technical skills, past contract performance, experience in the industry, cost competitiveness and customer relationships.

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

The following table sets forth our approximate backlog as of the dates indicated:

	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in millions)
GSDS:
Funded backlog	$978	$590	$448
Unfunded backlog	510	1,124	442

Total GSDS backlog	$1,488	$1,714	$890

GPSS:
Funded backlog	$661	$797	$699
Unfunded backlog	1,090	720	854

Total GPSS backlog	$1,751	$1,517	$1,553

GLS:
Funded backlog	$30	$44	$17
Unfunded backlog	2,303	3,023	3,501

Total GLS backlog	$2,333	$3,067	$3,518

CONSOLIDATED:
Funded backlog	$1,669	$1,431	$1,164
Unfunded backlog	3,903	4,867	4,797

Total consolidated backlog	$5,572	$6,298	$5,961

Estimated Remaining Contract Value

Our estimated remaining contract value represents total backlog plus management’s estimate of future revenue under IDIQ contracts for task or delivery orders that have not been awarded. When agreements for such task orders or projects are signed, their value is added to the backlog. Future revenue represents management’s estimate of unawarded and unfunded options that will be recognized from the end of current task orders until the end of the IDIQ contract term. It is based on our experience and performance under our existing contracts and management’s judgments and estimates with respect to future task or delivery order awards. Although we believe our estimates are reasonable, there can be no assurance that our existing contracts will result in actual revenue in any particular period or at all. Our estimated remaining contract value could vary or even change significantly depending upon various factors including government policies, government budgets and appropriations, the accuracy of our estimates of work to be performed under time-and-material contracts and whether we successfully compete with any multiple bidders in IDIQ contracts.

The following table sets forth our estimated remaining contract value as of the dates indicated (dollars in millions):

	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in millions)
GSDS estimated remaining contract value	$5,994	$2,268	$1,350
GPSS estimated remaining contract value	3,907	3,081	2,616
GLS estimated remaining contract value	2,333	3,066	3,517

Total Estimated Remaining Contract Value	$12,234	$8,415	$7,483

Regulatory Matters

Contracts with the U.S. government are subject to a multitude of regulatory requirements, including but not limited to the Federal Acquisition Regulation, which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government. Under U.S. government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes and calculation of contract reimbursement rates under cost-reimbursement contracts. The U.S. government also regulates the methods by which allowable costs may be allocated under U.S. government contracts.

Our international operations and investments are subject to U.S. government laws, regulations and policies, including the International Traffic in Arms Regulations, Export Administration Act, the Foreign Corrupt Practices Act and other export laws and regulations. We must also comply with foreign government laws, regulations and procurement policies and practices, which may differ from U.S. government regulation, including import-export control, investments, exchange controls, repatriation of earnings and requirements to expend a portion of program funds in-country. In addition, embargoes, international hostilities and changes in currency values can also impact our international operations.

Our government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts. The purpose of a pre-award audit is to determine the basis of the bid and provide the information required for the U.S. government to negotiate the contract effectively. In addition, the U.S. government may perform a pre-award audit to determine our capability to perform under a contract. During the performance of a contract, the U.S. government may have the right to examine our costs incurred on the contract, including any labor charges, material purchases and overhead charges. Upon a contract’s completion, the U.S. government typically performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal. The government also may perform a post-award audit for proposals that are subject to the Truth in Negotiations Act, which are proposals in excess of $650,000, to determine if the cost proposed and negotiated was accurate, current and complete as of the time of negotiations.

The Defense Contract Audit Agency (“DCAA”) performs audits on behalf of the U.S. government. The DCAA also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, budgeting & planning, indirect vs.

direct costs, and compensation and management information systems. The DCAA has the right to perform audits on our incurred costs on all flexibly priced contracts on an annual basis. We have DCAA auditors on-site to monitor our billing and back-office operations. An adverse finding under a DCAA audit could result in the disallowance of our costs under a U.S. government contract, termination of U.S. government contracts, forfeiture of profits, suspension of payments, fines and suspension and prohibition from doing business with the U.S. government. In the event that an audit by the DCAA recommends disallowance of our costs under a contract, we have the right to appeal the findings of the audit under applicable dispute resolution provisions. Approval of submitted yearly contract incurred costs can take from one to three years from the date of submission of the contract costs. All of our contract incurred indirect costs for U.S. government contracts completed through fiscal year 2004 have been audited by the DCAA and approved by the Defense Contract Management Agency. The audits for such costs during subsequent periods are continuing. See “Item 1.A. Risk Factors — A negative audit or other actions by the U.S. government could adversely affect our operating performance”.

At any given time, many of our contracts are under review by the DCAA and other government agencies. We cannot predict the outcome of such ongoing audits and what, if any, impact such audits may have on our future operating performance.

Over the last few years, U.S. government contractors, including our Company, have seen a trend of increased scrutiny by the DCAA and other U.S. government agencies. If any of our internal control systems or policies are found non-compliant or inadequate, payments may be suspended under our contracts or we may be subjected to increased government scrutiny and approval that could delay or adversely affect our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. government. These adverse outcomes could also occur if the DCAA cannot timely complete periodic reviews of our control systems which could then render the status of these systems as “not reviewed”.

Sales and Marketing

We primarily market our services to U.S. and foreign governments, including their military branches. We also market our services to other prime contractors who have contracts with the U.S. and foreign governments in certain instances where our competencies help to deliver effective solutions. We position our sales and marketing personnel to cover key accounts such as the DoS and the DoD, as well as market segments which hold the most promise for aggressive growth.

We participate in national and international tradeshows, particularly as they apply to aviation services, logistics, contingency support, and defense. We are also an active member in several organizations related to services contracting, such as the Professional Services Council.

We leverage our experience and capability in providing value added and complementary services to companies that require support in remote and hazardous regions of the globe.

Our sales and marketing personnel help to establish a presence in select market segments that hold the most promise for aggressive growth, whether it is GPSS, GSDS or GLS. These activities support our objective to be the leading global government services provider in support of U.S. national security and foreign policy objectives.

Intellectual Property

We hold an exclusive, perpetual, irrevocable, worldwide, royalty-free and fully paid license to use the “Dyn International” and “DynCorp International” names in connection with aviation services, security services, technical services and marine services. We also own various licenses for names associated with Phoenix Consulting Group, Inc. (“Phoenix”) and Casals and Associates, Inc. (“Casals”). Additionally, we own various registered domain names, trademarks and copyrights. We currently have two patent applications pending approval. Because most of our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them.

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

Employees

As of April 2, 2010, we had approximately 22,300 employees from our consolidated entities in 38 countries, of which approximately 3,000 are represented by labor unions. We consider our relationships with our employees inclusive of our union employees to be generally good.

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

The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC which may be obtained at www.sec.gov. Our SEC filings are accessible through the Internet at that website. A copy of these filings may also be obtained by going to our Internet website at www.dyn-intl.com and selecting “Investor Relations” and selecting “Financial Information.” Copies may also be obtained by providing a written request for such copies or additional information regarding our operating or financial performance to Corporate Secretary, DynCorp International, 3190 Fairview Park Drive, Suite 700, Falls Church, VA 22042. Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC.

ITEM 1A.	RISK FACTORS.

The risks described below should be carefully considered, together with all of the other information contained in this Form 10-K. Any of the following risks could materially and adversely affect our financial condition or results of operations.

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

We derive substantially all of our revenue from contracts and subcontracts with the U.S. government and its agencies, primarily the DoD and the DoS. The remainder of our revenue is derived from commercial contracts and contracts with foreign governments. We expect that U.S. government contracts, particularly with the DoD and the DoS, will continue to be our primary source of revenue for the foreseeable future. The continuation and renewal of our existing government contracts and new government contracts are, among other things, contingent upon the availability of adequate funding for various U.S. government agencies, including the DoD and the DoS. Changes in U.S. government spending could directly affect our operating performance and lead to an unexpected loss of revenue. The loss or significant reduction in government funding of a large program in which we participate could also result in a material decrease to our future sales, earnings and cash flows. U.S. government contracts are also conditioned upon the continuing approval by Congress of the amount of necessary spending. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract periods of performance may extend over many years. Consequently, at the beginning of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years. Among the factors that could impact U.S. government spending and reduce our federal government contracting business include:

•	policy and/or spending changes implemented by the Obama administration;

•	a significant decline in, or reapportioning of, spending by the U.S. government, in general, or by the DoD or the DoS, in particular;

•	changes, delays or cancellations of U.S. government programs, requirements or policies;

•	the adoption of new laws or regulations that affect companies that provide services to the U.S. government;

•	U.S. government shutdowns or other delays in the government appropriations process;

•	curtailment of the U.S. government’s outsourcing of services to private contractors including the expansion of insourcing;

•	changes in the political climate, including with regard to the funding or operation of the services we provide; and

•	general economic conditions, including a slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate.

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

If the U.S. government terminates and/or materially modifies any of our contracts or if option periods are not exercised, our failure to replace revenue generated from such contracts would result in lower revenue and would likely adversely affect our earnings, which could have a material effect on our financial condition and results of operations.

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

•

we may encounter expense and delay if our competitors protest or challenge awards of contracts, and any such protest or challenge could result in a requirement to resubmit bids on modified specifications or in the termination, reduction or modification of the awarded contract. Additionally, the protest of contracts awarded to us may result in the delay of program performance and the generation of revenue while the protest is pending.

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

Because of the nature of our business, it is not unusual for us to lose contracts to competitors or to gain contracts once held by competitors during re-compete periods.

Additionally, some contracts simply end as projects are completed or funding is terminated. We have included our most significant contracts by reportable segment in our contract tables in “Item 1. Business”. Contract end dates are included within the tables to better inform investors regarding the potential impact for our most significant contracts for this risk.

Current or worsening economic conditions could impact our business.

Our business may be adversely affected by factors in the U.S. and other countries that are beyond our control, such as disruptions in financial markets or downturns in economic activity in specific countries or regions, or in the various industries in which we operate, adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations in the jurisdictions in which we operate. If for any reason we lose access to our currently available lines of credit, or if we are required to raise additional capital, we may be unable to do so in the current credit and stock market environment, or we may be able to do so only on unfavorable terms. Adverse changes to financial conditions could jeopardize certain counterparty obligations, including those of our insurers and financial institutions.

In particular, if the Federal government, due to budgetary considerations, accelerates the expected reduction in combat troops from Iraq, fails to sustain the troop increases in Afghanistan, reduces the DoD Operations and Maintenance budget or reduces funding for DoS initiatives in which we participate, our business, financial condition and results of operations could be adversely affected.

Furthermore, although we believe that our current sources of liquidity will enable us to continue to perform under our existing contracts and further grow our business, we cannot assure you that will be the case. A longer term credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion regarding liquidity.

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

Furthermore, any accident or incident for which we are liable, even if fully insured, may result in negative publicity which could adversely affect our reputation among our customers, including our government customers, and the public, which could result in the loss of existing and future contracts or make it more difficult to compete effectively for future contracts. This could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Political destabilization or insurgency in the regions in which we operate may have a material adverse effect on our operating performance.

Certain regions in which we operate are highly unstable. Insurgent activities in the areas in which we operate may cause further destabilization in these regions. There can be no assurance that the regions in which we operate will continue to be stable enough to allow us to operate profitably or at all. During fiscal years 2010, 2009 and 2008, revenue generated from our operations in the Middle East contributed 73%, 64%, and 52% of our revenue, respectively. Insurgents in Iraq and Afghanistan have targeted installations where we have personnel, and these insurgents have contributed to instability in these countries. This could impair our ability to attract and deploy personnel to perform services in either or both locations. In addition, we have been required to increase compensation to our personnel as an incentive to deploy them to these regions. To date, we have been able to recover this added cost under the contracts, but there is no guarantee that future increases, if required, will be able to be transferred to our customers through our contracts. To the extent that we are unable to transfer such increased compensation costs to our customers, our operating margins would be adversely impacted, which could adversely affect our operating performance. In addition, increased insurgent activities or destabilization, including civil unrest or a civil war in Iraq or Afghanistan, may lead to a determination by the U.S. government to halt our operations in a particular location, country or region and to perform the services using military personnel. Furthermore, in extreme circumstances, the U.S. government may decide to terminate all U.S. government activities, including our operations under U.S. government contracts in a particular location, country or region and to withdraw all military personnel. The Obama administration has made policy changes with respect to U.S. government activities in Iraq or Afghanistan. Congressional pressure to reduce, if not eliminate, the number of U.S. troops in Iraq or Afghanistan may also lead to U.S. government procurement actions that reduce or terminate the services and support we provide in that theater of conflict. Any of the foregoing could adversely affect our operating performance and may result in additional costs and expenses and loss of revenue.

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

Many of our government contracts are IDIQ contracts, which are often awarded to multiple contractors. The award of an IDIQ contract does not represent a firm order for services. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. Furthermore, under an IDIQ contract, the customer develops requirements for task orders that are competitively bid against all of the contract awardees, usually under a best-value approach. However, many contracts also permit the government customer to direct work to a specific contractor. Our Civilian Police, Contract Field Team and LOGCAP IV programs are three of our contracts performed under IDIQ contracts. We may not win new task orders under these contracts for various reasons, such as failing to rapidly deploy personnel or high prices, which would have an adverse effect on our operating performance and may result in additional expenses and loss of revenue. There can be no assurance that our existing IDIQ contracts will result in actual revenue during any particular period or at all. In fiscal years 2010, 2009 and 2008, 76%, 73% and 70% of our revenue, respectively, was attributable to IDIQ contracts.

Our cost of performing under time-and-materials and fixed-price contracts may exceed our revenue, which would result in a recorded loss on the contracts.

Our government contract services have three distinct pricing structures: cost-reimbursement, time-and-materials and fixed-price. With cost-reimbursement contracts, so long as actual costs incurred are within the contract funding and allowable under the terms of the contract, we are entitled to reimbursement of the costs plus a stipulated fixed-fee and, in some cases, an incentive-based award fee. We assume additional financial risk on time-and-materials and fixed-price contracts, however, because we assume the risk of performing those contracts at the stipulated prices or negotiated hourly/daily rates. If we do not accurately estimate ultimate costs and control costs during performance of the work, we could lose money on a particular contract or have lower than anticipated margins. Also, we assume the risk of damage or loss to government property, and we are responsible for third-party claims under fixed-price contracts. The failure to meet contractually defined performance standards may result in a loss of a particular contract or lower-than-anticipated margins. This could adversely affect our operating performance and may result in additional costs and expenses and possible loss of revenue.

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

As a U.S. government contractor, we must comply with laws and regulations relating to U.S. government contracts that do not apply to a commercial company. From time to time we are investigated by government agencies with respect to our compliance with these laws and regulations. If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or prohibition from doing business with U.S. government agencies. For example, many of the contracts we perform in the U.S. are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits. If the U.S. Department of Labor determines that we violated the Service Contract Act or its implementing regulations, we could be suspended from being awarded new government contracts or renewals of existing contracts for a period of time, which could adversely affect our future operating performance. We are subject to a greater risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities than companies with solely commercial customers. In addition, if an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

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

U.S. government contractors like us that provide support services in theaters of conflict such as Iraq and Afghanistan have come under increased scrutiny by agency inspector generals, government auditors and congressional committees. Investigations pursued by any or all of these groups may result in adverse publicity for us and consequent reputational harm, regardless of the underlying merit of the allegations being investigated. As a matter of general policy, we have cooperated and expect to continue to cooperate with government inquiries of this nature.

The expiration of our collective bargaining agreements could result in increased operating costs or work disruptions, which could potentially affect our operating performance.

As of April 2, 2010, we had approximately 22,300 employees located in 38 countries around the world. Of these employees, approximately 3,000 are represented by labor unions. As of April 2, 2010, we had approximately 76 collective bargaining agreements with these unions. The length of these agreements varies, with the longest expiring in September 2012. There can be no assurance that we will not experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise. We could experience a significant disruption of operations and increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Proceedings against us in domestic and foreign courts could result in legal costs and adverse monetary judgments, adversely affecting our operating performance and causing harm to our reputation.

We are involved in various claims and lawsuits from time to time. For example, we are a defendant in two consolidated lawsuits seeking unspecified damages brought by citizens and certain provinces of Ecuador. The basis for the actions, both pending in the U.S. District Court for the District of Columbia, arises from our performance of a DoS contract for the eradication of narcotic plant crops in Colombia. The lawsuits allege personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. In the event that a court decides against us in these lawsuits, and we are unable to obtain indemnification from the government, Computer Sciences Corporation in one of the cases, or contributions from the other defendants, we may incur substantial costs, which could have a material adverse effect on our results. An adverse ruling in these cases could also adversely affect our reputation and have a material adverse effect on our ability to win future government contracts.

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

We may be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for treble damages. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation. Any interruption or termination of our government contractor status could significantly reduce our future revenue and profits.

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

We compete with various entities across geographic and business lines. Competitors of our GSDS operating segment are typically various solution providers that compete in any one of the service areas provided by those business units. Competitors of our GPSS operating segment are typically large defense services contractors that offer services associated with maintenance, training and other activities. Competitors of our GLS operating segment are typically contractors that provide services in Iraq and Afghanistan or companies that provide language interpretation and translation services both domestically and internationally.

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

Some of our competitors may have greater resources or are otherwise better positioned to compete for contract opportunities. For example, original equipment manufacturers that also provide aftermarket support services have a distinct advantage in obtaining service contracts for aircraft they have manufactured, as they frequently have better access to replacement and service parts, as well as an existing technical understanding of the platform they have manufactured. In addition, we are at a disadvantage when bidding for contracts up for re-competition for which we are not the incumbent provider, because incumbent providers are frequently able to capitalize on customer relationships, technical knowledge and pricing experience gained from their prior service.

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

The loss of services of any of the members of our senior management could adversely affect our business until a suitable replacement can be found. There may be a limited number of personnel with the requisite skills to serve in these positions, and we may be unable to locate and employ such qualified personnel on acceptable terms.

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

As of April 2, 2010, we had $552.9 million of total indebtedness excluding $170.0 million of additional borrowing capacity under our senior secured credit facility (which gives effect to $30.0 million of outstanding letters of credit). Based on our indebtedness and other obligations as of April 2, 2010, without considering any refinancing (or new financing) in connection with the Merger, we estimate our remaining contractual commitments, including interest associated with our indebtedness and other obligations, will be $800.4 million in the aggregate for the remaining period from April 2, 2010 through fiscal the end of year 2015 and thereafter (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Commitments). Such indebtedness could have material consequences for our business, operations and liquidity position, including the following:

•	our ability to obtain additional financing for working capital, debt service requirements, acquisitions, general corporate or other purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes;

•	our substantial interest expense may make us less competitive on bidding on contracts than our competitors;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•

our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in our industry as compared to our competitors may be compromised due to the high level of indebtedness;

•	our subordinated notes cannot be prepaid without a penalty which may limit our ability to proactively reduce our debt levels; and

•	our ability to refinance indebtedness may be limited.

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

Our indenture governing our senior subordinated notes (the “Notes”) and the agreements governing our senior secured credit facility contain various restrictive covenants that limit our management’s discretion in operating our business. These instruments limit our ability to engage in, among other things, the following activities, except as permitted by those instruments:

•	incur additional indebtedness or guarantee obligations;

•	repay indebtedness prior to stated maturities;

•	make interest payments on the Notes and other indebtedness that is subordinate to our indebtedness under the senior secured credit facility;

•	pay dividends or make certain other restricted payments;

•	make investments, contribute capital to our unconsolidated partnerships or execute acquisitions;

•	create liens or other encumbrances;

•	repurchase our outstanding shares or our public debt;

•	transfer or sell certain assets or merge or consolidate with another entity;

•	maintain debt in excess of a percentage of our Accounts Receivable; and

•	allow no more than 50% of our debt to be floating rate.

In addition, our senior secured credit facility also requires us to maintain certain financial ratios and limits our ability to make capital expenditures. These financial ratios include a minimum interest coverage ratio and a leverage ratio. The interest coverage ratio is the ratio of consolidated EBITDA (as defined in our senior secured credit facility) to interest expense for the preceding four quarters. The leverage ratio is a ratio of our indebtedness (as defined in our senior secured credit facility) to consolidated EBITDA for the preceding four quarters. The senior secured credit facility also restricts the maximum amount of our capital expenditures during each year of the term of the senior secured credit facility. Subject to certain exceptions, our capital expenditures may not exceed, in any fiscal year, the greater of $15 million or 5% of our consolidated EBITDA for the preceding fiscal year during the term of our senior secured credit facility. Capital expenditures are expenditures that are required by generally accepted accounting principles to be classified as capital expenditures in a statement of cash flows.

If we fail to comply with the restrictions in the indenture or our senior secured credit facility or any other subsequent financing agreements, a default may allow the creditors under the relevant instruments, in certain circumstances, to accelerate the related debt and to exercise their remedies there under, which will typically include the right to declare the principal amount of such debt, together with accrued and unpaid interest and other related amounts immediately due and payable, to exercise any remedies such creditors may have to foreclose on any of our assets that are subject to liens securing such debt and to terminate any commitments they had made to supply us with further funds. Moreover, any of our other debt that has a cross-default or cross-acceleration provision that would be triggered by such default or acceleration would also be subject to acceleration upon the occurrence of such default or acceleration.

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

Our ability to make payments on and to refinance our indebtedness depends on our ability to generate cash. This, to a certain extent, is subject to general economic, political, financial, competitive, legislative, regulatory and other factors that are beyond our control. Additionally, the floating interest rates associated with our senior secured credit facility became unhedged as of May 24, 2010 and float with either the London Interbank Offered Rate (“LIBOR”) or the Prime rate.

We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility in an amount sufficient to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements, including our senior secured credit facility and the indenture governing our Notes may restrict us from carrying out any of these alternatives. If we are unable to generate sufficient cash flow or refinance our debt on favorable terms, it could significantly, adversely affect our financial condition.

Despite our current indebtedness level, our company, including our subsidiaries, may, subject to conditions in the Merger Agreement, incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

As of April 2, 2010, we had up to $170.0 million of additional availability under our senior secured credit facility (which gives effect to $30.0 million of outstanding letters of credit). The terms of the senior secured credit facility and the Notes do not fully prohibit us or our subsidiaries from incurring additional indebtedness. It is not possible to quantify the specific dollar amount of indebtedness we may incur because our senior secured credit facility does not provide for a specific dollar amount of indebtedness we may incur. The Merger Agreement, our senior secured credit facility and the Notes allow us to incur only certain indebtedness that is expressly enumerated in the Merger Agreement, our senior secured credit facility and the indenture governing the Notes, as applicable. If either we or our subsidiaries were to incur additional indebtedness, the related risks that we now face could increase.

We have recently acquired two complementary businesses. Acquisition transactions require substantial management resources and may disrupt our business and divert our management from other responsibilities. Acquisitions are accompanied by other risks, including:

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

Any inability to successfully integrate the operations and personnel associated with an acquired business and/or service line may harm our business and results of operation. The Merger Agreement restricts the ability of the Company to enter into acquisition transactions subject to certain exceptions.

We may not be able to profitably deploy all of our helicopter assets.

We have approximately $39.7 million in helicopter assets. These were originally purchased to support our new WPPS air services task order. Given the availability of customer assets to support this program, the parties mutually agreed to a task order modification under which the customer will now supply its own helicopters. As a result, we plan to utilize most of the purchased helicopter assets on another program. Due to the past military history of these helicopters and their associated restricted certification status with the FAA, the helicopters are limited to Public Use applications (Police, Fire, trash hauling) or movement of our people and supplies on programs like LOGCAP IV. The 13 Huey helicopters are being remanufactured under a contract with a vendor. To date, this vendor is behind schedule on delivery of the helicopters. Even though the first seven helicopters are substantially complete, this vendor continues to be plagued by material shortages and challenging communication with the FAA in completing helicopter production, conformance and certification. We sold one helicopter and plan to sell the remaining two “small bird” helicopters (i.e., MD 530FF) that we do not intend to use in other programs. Thus, the main risks related to the helicopters are as follows:

•	we may not be able to profitably utilize all of these assets on our contracts;

•	the inability to deploy some of these helicopter assets could lead to a material impairment charge; and

•	delays in deploying the helicopters could extend the period that it takes to recoup our investment, which would negatively affect liquidity.

We are subject to the Internal Control Evaluation and Attestation Requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, Deloitte & Touche, LLP, our independent registered public accounting firm (the “Independent Registered Public Accounting Firm”) is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. In future years, if we fail to timely complete this assessment, or if our Independent Registered Public Accounting Firm cannot timely attest to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

We are significantly influenced by Veritas Capital, whose interests may not be aligned with yours

As of June 1, 2010, Veritas Capital owned a majority of the outstanding membership interest in our controlling stockholder, DIV Holding LLC (“DIV”). Veritas Capital indirectly controls approximately 37.1% of our Class A common stock. As long as Veritas Capital continues to beneficially own a significant amount of the outstanding shares of our Class A common stock, it will continue to be able to strongly influence or effectively control our decisions, including the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Two of our thirteen directors are employees of Veritas Capital. Concurrently with the execution of the Merger Agreement, DIV Holding entered into the Voting Agreement with Parent and Merger Sub whereby DIV Holding and its affiliates, committed, among other things, subject to the terms and conditions of the Voting Agreement, to vote 34.9% of the outstanding shares of Common Stock for the adoption of the Merger Agreement. DIV Holding and certain of its affiliates also agreed not to transfer, sell or encumber any of their shares, and to notify Parent of any additional shares or rights to acquire additional shares acquired after the execution of the Voting Agreement. The Voting Agreement automatically terminates upon the termination of the Merger Agreement.

Even if Veritas Capital no longer significantly influences us in the future, and if the Merger is not consummated certain provisions of our charter documents and agreements, as well as Delaware law, could discourage, delay or prevent a merger or acquisition at a premium price.

Our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that:

•

permit us to issue, without any further vote or action by our shareholders, 50 million shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares;

•	provide for a classified board of directors serving staggered three-year terms; and

•	limit our shareholders’ ability to call special meetings.

In addition, we have a plan that grants shareholders the right to purchase from us additional shares at preferential prices in the event of a hostile attempt to acquire control of us. All of the foregoing provisions may impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing shareholders. Notwithstanding the foregoing, as a result of our execution of the Merger Agreement and until the earlier of receipt of requisite stockholder approval and the termination of the Merger Agreement, Delaware corporate law requires our Board to exercise certain fiduciary duties that could, in certain circumstances involving the receipt of an acquisition proposal that constitutes or would reasonably be expected to result in a superior proposal (as defined in the Merger Agreement), require the Board to take certain actions to facilitate such acquisition proposal.

The Merger is subject to satisfaction or waiver of certain customary conditions, including the approval of the Merger by our stockholders.

Completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including the adoption of the Merger Agreement by our stockholders, receipt of required antitrust approvals (or termination or expiration of applicable waiting periods), the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement and no court or other governmental entity of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any law (including any injunction) that restrains, enjoins or otherwise prohibits consummation of the Merger or otherwise makes the consummation of the Merger illegal. The transaction is expected to close in the third or fourth quarter of calendar year 2010, but could close as early as late June. However, no assurances can be given that the transaction contemplated by the Merger Agreement will be consummated or, if not consummated, that we will enter into a comparable or superior transaction with another party.

The Merger may not be completed if sufficient financing is not funded.

Parent has obtained equity and debt financing commitments. The funding under those commitments is subject to conditions, including conditions that do not relate directly to the Merger Agreement. We believe the committed amounts will be sufficient to complete the Merger, but we cannot assure you of that. Those amounts might be insufficient if, among other things, we have substantially less cash on hand or Parent has substantially less net proceeds from the equity and debt financings than we currently expect. Although obtaining the equity or debt financing is not a condition to the completion of the Merger, the failure of Parent and Merger Sub to obtain sufficient financing is likely to result in the failure of the Merger to be completed. We believe the committed amounts will be sufficient to complete the transaction, but cannot provide any assurance to that effect.

Although the debt financing described herein is not subject to due diligence or a typical “market out” provision, which allows lenders not to fund their commitments if certain conditions in the financial markets prevail, there is still a risk that such financing may not be funded when required. As of the date of this Annual Report on Form 10-K, no alternative financing arrangements or alternative financing plans have been made in the event the debt financing described herein is not available as anticipated. Even though obtaining the equity or debt financing is not a condition to the completion of the Merger, the failure of Parent and Merger Sub to obtain sufficient financing is likely to result in the failure of the Merger to be completed. In that case, Parent may be obligated to pay us a termination fee, which obligation is guaranteed under the Limited Guarantee by an affiliate of Cerberus.

Our future business and financial position may be adversely affected if the Merger is not completed.

If the Merger Agreement is terminated and the Merger is not consummated, we will have incurred substantial expenses without realizing the expected benefits of the Merger. In addition, we may also be subject to additional risks including, without limitation:

•

upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of $30 million or to reimburse transaction expenses incurred by Parent and Merger Sub up to $12 million. In addition, under certain circumstances involving Parent’s termination of the Merger Agreement where we have committed a “Willful Breach” (as defined in the Merger Agreement) of the Merger Agreement, we will be required to pay Parent liquidated damages in the amount of $300 million;

•	substantial costs related to the Merger, such as legal, accounting and financial advisory fees, must be paid regardless of whether the Merger is completed; and

•	potential disruption to the current plan, operations, businesses and distraction of our workforce and management team.

Since announcing the proposed Merger, two class action lawsuits have been filed against the Company and its directors. The outcome or settlement of these claims may have an adverse effect upon the Company’s results of operation.

Since the announcement of the proposed Merger, two putative class action lawsuits seeking to enjoin the Merger, among other things, have been filed on behalf of stockholders of DynCorp International in federal and state court. Descriptions of these lawsuits, are set forth in Note 8 to the consolidated financial statements, in

“Item 8. Financial Statements and Supplementary Data” of this Form 10-K and is incorporated herein by reference. The cost of defending such law suits and paying any judgment or settlement in connection therewith could have an adverse impact on our financial results.

The Merger creates unique risks in the time leading up to closing, and there are also risks of completing the conditions to closing.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed combination, but restricts us, without Parent’s consent, from taking certain specified actions until the Merger is complete or the Merger Agreement is terminated. Further, the pending Merger increases the Company’s risk of loss of key employees due to, among other things, uncertainty concerning the post-Merger operation of the Company.

Until all conditions to the Merger are satisfied and the related debt financing is ready to be funded, we cannot be certain that the Merger will close. We will incur significant transaction costs relating to the proposed Merger, whether or not the proposed Merger is completed. Additionally, matters relating to the Merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other beneficial opportunities and there may be potential difficulties in employee retention as a result of the Merger.

Any loss of business opportunities or key personnel could have an adverse impact on future business, and, as a result, result in lower future sales and earnings.

If we are unable to complete our proposed Merger with affiliates of Cerberus our stock price could suffer.

The termination of the Merger Agreement would likely result in a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the Merger and our stockholders will receive the Per Share Merger Consideration specified in the Merger Agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We are headquartered in Falls Church, Virginia with major administrative offices in Fort Worth, Texas. As of April 2, 2010, we leased 31 commercial facilities in 6 countries used in connection with the various services rendered to our customers. Lease expirations range from month-to-month to ten years. Upon expiration of our leases, we do not anticipate any difficulty in obtaining renewals or alternative space. Many of our current leases are non-cancelable. We do not own any real property.

The following locations represent our primary leased properties as of April 2, 2010.

Location	Description	Business Segment	Size (sq ft)
Fort Worth, TX	Executive offices — finance and administration	Corporate	194,335
Salalah Port, Oman	Warehouse and storage — WRM contract	GSDS	125,000
Falls Church, VA	Executive offices — headquarters	Corporate	105,814
Alexandria, VA	Executive offices — ITS Business Area	GSDS	54,712
Kabul, Afghanistan	Offices and residence	GSDS	42,008
McClellan, CA	Warehouse — California Fire Program	GPSS	18,800
Dubai, UAE	Executive offices — finance and administration	Corporate	18,021
Alexandria, VA	Executive offices — Casals division	GSDS	14,174
Muscat, Oman	Offices and residence — supports WRM contract	GSDS	13,778
Herndon, VA	Offices — GLS recruiting center	GLS	11,400
San Diego, CA	Offices — GLS recruiting center	GLS	9,400

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock is traded on the NYSE under the symbol “DCP”. The table below sets forth the high and low sales prices of our common stock based on intra-day high and low prices for the periods indicated:

Fiscal year 2010	High	Low
Fiscal quarter ended:
April 2, 2010	$14.70	$10.10
January 1, 2010	$18.39	$12.86
October 2, 2009	$22.03	$15.74
July 3, 2009	$17.75	$12.73

Fiscal year 2009	High	Low
Fiscal quarter ended:
April 3, 2009	$16.26	$10.61
January 2, 2009	$16.07	$9.95
October 3, 2008	$18.75	$14.05
July 4, 2008	$18.28	$14.00

At June 1, 2010, the closing price of our common stock was $16.90 per share. There were 56,307,871 shares of our common stock outstanding and there were approximately 68 holders of record of our common stock.

Dividends

We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries to make dividend payments on our Class A Common Stock. However, we have never paid, and do not intend to pay in the foreseeable future, cash dividends on our Class A Common Stock. The amounts available to us to pay cash dividends are restricted by our subsidiaries’ debt agreements. The declaration and payment of dividends are also subject to the discretion of our board of directors and depend on various factors, including our net income attributable to DynCorp International Inc., financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Issuer Repurchases of Equity Securities

Our board of directors authorized us to repurchase up to $25.0 million per fiscal year of our outstanding Class A Common Stock and/or senior subordinated notes during fiscal years 2009 and 2010. The Class A Common Stock portion was repurchased periodically in the open market or through privately negotiated transactions at our discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations. Shares of common stock repurchased under this authorization are held as treasury shares. Some of these treasury shares were issued to settle vested restricted stock. There were no stock repurchases in the fourth quarter of fiscal year 2010.

Equity Compensation Plan Information

The following table provides information as of April 2, 2010 with respect to the Class A Common Stock that may be issued under the DynCorp International 2007 Omnibus Incentive Plan (“OIP”), approved by our stockholders on August 8, 2007. See further information regarding our equity stock plans in Note 11 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (1)
Equity compensation plans approved by security holders	782,398	N/A	(2)	1,433,306
Equity compensation plans not approved by security holders	None	N/A	(2)	None
Total	782,398	N/A	(2)	1,433,306

(1)	Excluding securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	Currently, we have issued both service based and performance based restricted stock units awards within our OIP, which do not have an exercise price.

Stock Performance Graph

The chart below compares the cumulative total shareholder return on our Class A Common Stock from our initial public offering on May 4, 2006 to the end of the fiscal year 2010 with the cumulative total return on the Russell 1000 Growth Index and our peer group, indicated below the table, for the same period. The comparison assumes the investment of $100.00 on May 4, 2006, and reinvestment of all dividends where applicable. Each company in our peer group is equally weighted. The shareholder return is not necessarily indicative of future performance.

Figure 1

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

The selected historical consolidated financial data the fiscal years ended April 2, 2010, April 3, 2009, March 28, 2008, March 30, 2007, and March 31, 2006 is presented the table below.

This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008	March 30, 2007	March 31, 2006
	(Amounts in thousands)
Results of operations:
Revenue	$3,585,262	$3,101,093	$2,139,761	$2,082,274	$1,966,993
Cost of services	(3,225,593)	(2,768,962)	(1,859,666)	(1,817,707)	(1,722,089)
Selling, general and administrative expenses	(106,401)	(103,583)	(117,919)	(107,681)	(97,520)
Depreciation and amortization	(41,639)	(40,557)	(42,173)	(43,401)	(46,147)
Operating income	211,629	187,991	120,003	113,485	101,237
Interest expense	(55,650)	(58,782)	(55,374)	(58,412)	(56,686)
Interest on mandatory redeemable shares	—	—	—	(3,002)	(21,142)
Loss on early extinguishment of debt, net	(146)	(4,131)	—	(3,484)	—
Loss on early extinguishment of preferred stock	—	—	—	(5,717)	—
Earnings from affiliates	5,202	5,223	4,758	2,913	—
Interest income	542	2,195	3,062	1,789	461
Other income, net	1,035	145	199	—	—
Provision for income taxes	(51,893)	(41,995)	(27,999)	(20,549)	(16,627)
Net income	110,719	90,646	44,649	27,023	7,243
Noncontrolling interests	(24,631)	(20,876)	3,306	—	—
Net income attributable to DynCorp International Inc.	86,088	69,770	47,955	27,023	7,243
Basic earnings per share	1.53	1.22	0.84	0.49	0.23
Diluted earnings per share	1.52	1.22	0.84	0.49	0.23
Cash flows provided by operating activities	90,473	140,871	42,361	86,836	55,111
Cash flows used by investing activities	(88,875)	(9,148)	(11,306)	(7,595)	(6,231)
Cash flows used in financing activities	(79,387)	(16,880)	(48,131)	2,641	(41,781)
Balance sheet data (end of period):
Cash and cash equivalents	122,433	200,222	85,379	102,455	20,573
Working capital (1)	426,118	439,997	361,813	282,929	251,329
Total assets	1,782,617	1,539,214	1,402,709	1,362,901	1,239,089
Total debt (including Series A Preferred Stock)	552,147	599,912	593,162	630,994	881,372
Total shareholders’ equity attributable to DynCorp International Inc.	587,456	497,521	424,285	379,674	106,338
Total equity	593,278	508,257	420,979	379,674	106,338
Other financial data:
EBITDA (2)	236,857	217,557	174,820	163,438	148,718
Backlog (3)	5,571,636	6,297,903	5,961,000	6,132,011	2,641,000
Purchases of PP&E and software	46,046	7,280	7,738	9,317	6,180

(1)	Working capital is defined as current assets, net of current liabilities.
(2)	We define Earnings before Interest, Taxes and Depreciation & Amortization (“EBITDA”) as Generally Accepted Accounting Principles (“GAAP’) net income attributable to DynCorp International Inc. adjusted for interest, taxes, depreciation and amortization, loss on extinguishment of debt, and a portion of other expense related to interest rate swap losses. We use EBITDA as a supplemental measure in the evaluation of our business and believe that EBITDA provides a meaningful measure of operational performance on a consolidated basis because it eliminates the effects of period to period changes in taxes, costs associated with capital investments and interest expense and is consistent with one of the measures we use to evaluate management’s performance for incentive compensation. EBITDA is not a financial measure calculated in accordance with GAAP. Accordingly, it should not be considered in isolation or as a substitute for net income attributable to DynCorp International Inc. or other financial measures prepared in accordance with GAAP. When evaluating EBITDA, investors should consider, among other factors, (i) increasing or decreasing trends in EBITDA, (ii) whether EBITDA has remained at positive levels historically, and (iii) how EBITDA compares to our debt outstanding. The non-GAAP measure of EBITDA does have certain limitations. It does not include interest expense, which is a necessary and ongoing part of our cost structure resulting from debt incurred to expand operations. EBITDA also excludes tax, depreciation and amortization expenses. Because these are material and recurring items, any measure, including EBITDA, which excludes them has a material limitation. To mitigate these limitations, we have policies and procedures in place to identify expenses that qualify as interest, taxes, loss on debt extinguishments, a portion of other expense related to interest rate swap losses, and depreciation and amortization and to approve and segregate these expenses from other expenses to ensure that EBITDA is consistently reflected from period to period. However, the calculation of EBITDA may vary among companies. Therefore, our EBITDA presented may not be comparable to similarly titled measures of other companies. EBITDA does not give effect to the cash we must use to service our debt or pay income taxes and thus does not reflect the funds generated from operations or actually available for capital investments.
(3)	Backlog data is as of the end of the applicable period. See “Item 1. Business” for further details concerning backlog.

The following table presents a reconciliation of net income attributable to DynCorp International Inc. to EBITDA for the periods included below.

	Fiscal Years Ended
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO DYNCORP INTERNATIONAL INC. TO EBITDA:	April 2, 2010	April 3, 2009	March 28, 2008	March 30, 2007	March 31, 2006
	(Amounts in thousands)
Net income attributable to DynCorp International Inc.	$86,088	$69,770	$47,955	$27,023	$7,243
Income taxes	51,893	41,995	27,999	20,549	16,627
Interest expense, loss on early extinguishment of debt and preferred stock, and interest rate swap losses recorded in other income/expense (1)(2)	56,298	64,158	55,374	70,615	77,828
Depreciation and amortization	42,578	41,634	43,492	45,251	47,020

EBITDA	$236,857	$217,557	$174,820	$163,438	$148,718

(1)	Fiscal year 2009 includes the costs associated with replacing our senior secured credit facility, as defined and further discussed in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, including the write-off of deferred financing fees. Also included is the premium on the redemption of a portion of the senior subordinated notes and write-off of deferred financing costs associated with the early retirement of a portion of the senior subordinated notes. These premiums and write-off represent additional costs of financing. In addition, we added back amounts associated with hedge accounting recorded in other income/expense.
(2)	Fiscal year 2007 includes the premium associated with the redemption of all of the previously outstanding preferred stock, premium on the redemption of a portion of the senior subordinated notes and write-off of deferred financing costs associated with the early retirement of a portion of the senior subordinated notes. These premiums and write-off represent additional costs of financing and our capital structure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, the notes thereto, and other data contained elsewhere in this Annual Report. Please see “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements. Unless otherwise noted, all amounts discussed herein are consolidated. All references in this Annual Report to fiscal years of the U.S. government pertain to the fiscal year, which ends on September 30th of each year.

Company Overview

We are a global government services provider in support of U.S. national security and foreign policy objectives, delivering support solutions for defense, diplomacy, and international development. We are a leading provider of specialized mission-critical professional and support services outsourced by the U.S. military, non-military U.S. governmental agencies and foreign governments. Our specific global expertise is in intelligence and law enforcement training and support, security services, base and logistics operations, rule of law development and construction management, platform services and operations, and linguist services. We also provide logistics support for all our services. As of April 2, 2010, we had approximately 22,300 employees, including employees from our consolidated subsidiaries, in 38 countries, approximately 60 active contracts ranging in duration from three to ten years and approximately 127 active task orders. We have provided essential services to numerous U.S. government departments and agencies since 1951.

During fiscal years 2006 through 2008, we conducted our operations through two reportable segments: GS and MTSS. On March 29, 2008, we divided our GS operating segment into two new segments, ISS and LCM, to enable us to better capitalize on business development opportunities and enhance our ongoing service. Our ISS operating segment consisted of our Law Enforcement and Security strategic business unit, our Specialty Aviation and Counter-Drug Operations strategic business unit and GLS, our joint venture for the INSCOM contract. Our LCM operating segment consisted of our Contingency and Logistics Operations strategic business unit and our Operations Maintenance and Construction Management strategic business unit and includes any work awarded under the LOGCAP IV. Our third segment was MTSS, which did not significantly change.

On April 6, 2009, we announced a further reorganization of our business structure to better align with strategic markets and streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, GSDS and GPSS, are wholly-owned, and a third segment GLS, which is a 51% owned joint venture. The new structure became effective April 4, 2009, the start of our 2010 fiscal year.

In addition to the information presented below, Note 13 to our consolidated financial statements contains additional information about our operating segments and geographic areas in which we have conducted business during fiscal years 2010, 2009, and 2008. We have recast the corresponding items of segment information during fiscal years 2009 and 2008 to conform to our fiscal year 2010 segment presentation.

As discussed in detail in the Definitive Proxy Statement, we entered into the Merger Agreement, pursuant to which, at the effective time of the Merger, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and be a wholly owned subsidiary of Parent. The Merger Agreement was approved by the Board.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s Class A Common Stock, other than shares owned by the Company, Parent or Merger Sub, or by any stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive the $17.55 Per Share Merger

Consideration, without interest. Additionally, the Company’s restricted stock units granted under the DynCorp International 2007 OIP will vest at the effective time of the Merger and will be converted into the right to receive the Per Share Merger Consideration.

Current Operating Environment and Outlook

External Factors

Over most of the last two decades, the U.S. government has increased its reliance on the private sector for a wide range of professional and support services. This increased use of outsourcing by the U.S. government has been driven by a variety of factors including: lean-government initiatives launched in the 1990s, surges in demand during times of national crisis, the increased complexity of missions conducted by the U.S. military and the DoS, increased focus of the U.S. military on war-fighting efforts and the loss of skills within the government caused by workforce reductions and retirements.

The overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD’s modernization initiatives. However, the funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. While these dynamics could place pressure on defense spending, we believe that, within the defense budget, weapon system acquisitions will be the most likely initial target for budget reductions, and operations and maintenance budgets will remain robust, driven by (i) the need to reset equipment coming out of Iraq, (ii) the logistics and support chain associated with repositioning of forces and eventual drawdown in Iraq and (iii) deployments into Afghanistan.

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

•	an increased level and frequency of overseas deployment and peacekeeping operations for the DoS and DoD;

•	increased maintenance, overhaul and upgrade needs to support aging military platforms;

•	increased outsourcing by foreign governments of maintenance, supply support, facilities management and construction management-related services; and

•

a shift by the U.S. government from single award to more multiple award IDIQ contracts, which may offer us an opportunity to increase revenue under these contracts by competing for task orders with the other contract awardees.

During the last year, the U.S. began to drawdown troops in Iraq. Although the timeframe to complete the drawdown is uncertain, we believe that the U.S. will have a sizeable military and contractor presence in Iraq for at least the next four to six years. As a result, we expect our level of existing business involving Iraq to gradually diminish over the next four to six years. Nevertheless, we believe that we still have opportunities to win new Iraq based business with demand remaining strong over the next four to six years for logistics, equipment reset, training and mentoring of Iraqi forces and government agencies and translation services to support security and peacekeeping activities.

On the other hand, President Obama ordered increases in troop levels in Afghanistan. We believe we are well positioned in Afghanistan to capitalize on increased U.S. government focus through many of our service offerings, including police training and mentoring, aircraft logistics and operations, infrastructure development, mine resistant and ambush protected or “MRAP” services, and logistics services under LOGCAP IV. Additionally, although some specific initiatives and priorities may change from year to year, the investments and acquisitions we made have been focused on aligning our business to address areas that have high growth potential, including intelligence training and rule of law development. However, the possibility remains that one or more of our programs could be reduced, postponed, or terminated as a result of the administration’s assessment of priorities.

Current Economic Conditions

We believe that our industry and customer base are less likely to be affected by many of the factors generally affecting business and consumer spending. Our contract awards typically last one to five years and we have a strong history of being awarded a majority of the contract options. Additionally, since our primary customer is the federal government, we have not historically had significant issues with bad debt. However, we cannot be certain that the economic environment or other factors will not adversely impact our business, financial condition or results of operations in the future.

Furthermore, we believe that our primary sources of liquidity such as customer collections and the remaining capacity under our senior secured credit facility will enable us to continue to perform under our existing contracts and further grow our business. However, a longer term credit crisis could adversely affect our ability to obtain additional liquidity or refinance existing indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and results of operations.

See “Item 1A. Risk Factors — Current or worsening economic conditions could adversely impact our business” for a discussion of the risks associated with the current economic condition.

Internal Factors

Our internal focus for success centers around five key principles:

•

Relentless Performance — Through a relentless mindset in meeting our commitments to our customers every day and in operating with absolute integrity and in accordance with our Code of Ethics and Business Conduct in all that we do.

•

Lean Enterprise — In order to further fuel our growth and invest in our people, we must generate additional investment capacity by ensuring that our infrastructure is as efficient as possible without jeopardizing our ability to perform.

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

•

People — We must be the employer of choice with strong, trusted leadership, an employee-focused environment and a culture of mutual respect in which our employees are empowered and rewarded for serving our customers and ensuring their success.

We apply these key principles continuously as we assess our operational and administrative performance.

Notable Fiscal Year 2010 Developments

•	In July 2009, we were awarded the LOGCAP IV task order in southern Afghanistan, with an estimated annual value of approximately $600 million. Ramp up activities began in September 2009.

•

In September 2009, we were awarded a contract by the U.S. Air Force to provide aircraft maintenance support at Sheppard Air Force Base. The value of the contract is $31.2 million for the base period, and a potential maximum value of $256 million over seven years, if all options are exercised. Operations began in October 2009.

•

During the second quarter of fiscal year 2010, we purchased helicopters in support of our new WPPS air services task order. Given the availability of customer assets to support this program, we mutually agreed to a task order modification under which the customer has supplied its own helicopters. As a result, we plan to utilize all but three of the purchased helicopter assets on another program. We have sold one and plan to sell the remaining two helicopters that we do not intend to use in other programs.

•

We were awarded a WPPS task order that was originally expected to ramp up in the second quarter of fiscal year 2010, but was delayed due to changes in customer requirements. Most of the services are now being delivered under the INL Air Wing program, which commenced in the third quarter of fiscal year 2010.

•

On the GLS program, we completed negotiations with the customer to modify our largest task order to include a ceiling for recoverable cost of $752 million for Option Year 1. While this resulted in a cumulative reduction in revenue, the impact, net of award fee, was not material to our financial results. In connection with these negotiations, our customer exercised another option under the task order covering a period from December 2009 to June 2010.

•	We purchased Phoenix on October 19, 2009 and Casals on January 22, 2010. See Note 16 to our consolidated financial statements for additional discussion.

•

On December 16, 2009, we filed a pre-award protest with the Government Accountability Office (“GAO”) concerning the planned procurement of training and mentoring of police and government personnel in Afghanistan by the DoD through task orders issued by the U.S. Army Space and Missile Defense Command Counter-Narcoterrorism Technology Program Office (“CNTPO”). On March 15, 2010 the GAO announced its ruling in favor of our protest of the issuance of task order request for proposals by the Department of the Army for training and facilities support for the Ministry of Interior and Afghan National Police. The DoD is expected to issue the request for proposal for the contract during the second quarter of our fiscal year 2011, and the Company intends to propose on the contract.

•

We have historically participated in a collaborative arrangement with two other partners on LOGCAP IV. In November 2009, a U.S. grand jury indicted one of our collaborative partners, Agility, on charges of fraud and conspiracy, alleging that it overcharged the U.S. Army on $8.5 billion worth of contracts to provide food to soldiers in Iraq, Kuwait and Jordan. Although Agility was associated with our LOGCAP IV collaborative arrangement, these allegations were in no way related to the work performed under LOGCAP IV. Effective December 16, 2009, we removed Agility as a collaborative partner on the LOGCAP IV contract and terminated the work under existing task orders. We have transitioned Agility’s responsibilities on our current task orders with no adverse affect to us. In April 2010, Agility filed an arbitration demand, asserting claims for breach of contract, and fiduciary duty and unjust enrichment. Agility is seeking a declaration that it is entitled to a 30% share of the LOGCAP IV fees over the life of the contract. We have filed a request to dismiss the arbitration demand as we believe our right to remove Agility as a collaborative partner was justified and permissible. We intend to vigorously defend against Agility’s claims.

•

In February 2010, we were awarded a contract from the U.S. Army Research, Development and Engineering Command (“RDECOM”) to assist the Combined Security Transition Command-Afghanistan (“CSTC-A”) and NATO Training Mission (“NTM”) by providing mentors and trainers to develop the Afghanistan Ministry of Defense (“MOD”). This cost-plus-fixed-fee contract has a two-year base period valued at $157.8 million, including a 60-day phase-in period. The total potential contract value is $232.4 million if the one-year option period is exercised. This award is currently under protest but we expect the award to be upheld and operations to begin in July 2010.

•

During fiscal year 2010, we continued to encounter cost overruns in our Afghanistan construction projects, within our infrastructure service offering, due to significant challenges including the deteriorating security environment and issues with passing equipment through customs in Afghanistan. Our fiscal year 2010 results included a loss on Afghanistan construction of $16.5 million, including $6.5 million related to the fourth fiscal quarter. We expect to complete our remaining construction projects in fiscal year 2011 and expect to earn approximately $11 million in revenue and incur approximately $11 million in costs, net of reserve releases, in fiscal year 2011. Subsequently, this strategic business area is expected to become idle as we do not expect to bid on any similar firm fixed-price contracts without revised terms and conditions.

•

On March 29, 2010, we received a favorable appellate court decision related to the Worldwide Network Services (“WWNS”) case. The appellate court vacated the jury’s award of punitive damages, which allowed us to reverse a $10 million dollar legal reserve in the fourth quarter of fiscal year 2010. See the Consolidated Results of Operations discussion for more detail.

•

Subsequent to the end of fiscal year 2010, on April 11, 2010, we entered into an agreement to be acquired by an affiliate of Cerberus Capital Management, L.P. See “Item 1. Business — Recent Developments — Merger Agreement” for additional detail.

Fiscal Year Ended April 2, 2010 Compared to Fiscal Year Ended April 3, 2009

Consolidated Results of Operations

The following table sets forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue:

	Fiscal Years Ended
	April 2, 2010		April 3, 2009
	(Amounts in thousands)
Revenue	$3,585,262	100.0%	$3,101,093	100.0%
Cost of services	(3,225,593)	(90.0)%	(2,768,962)	(89.3)%
Selling, general and administrative expenses	(106,401)	(3.0)%	(103,583)	(3.3)%
Depreciation and amortization expense	(41,639)	(1.2)%	(40,557)	(1.3)%

Operating income	211,629	5.9%	187,991	6.1%
Interest expense	(55,650)	(1.6)%	(58,782)	(1.9)%
Loss on early extinguishment of debt, net	(146)	(0.0)%	(4,131)	(0.1)%
Earnings from affiliates	5,202	0.1%	5,223	0.2%
Interest income	542	0.0%	2,195	0.1%
Other income, net	1,035	0.0%	145	0.0%

Income before taxes	162,612	4.5%	132,641	4.3%
Provision for income taxes	(51,893)	(1.4)%	(41,995)	(1.4)%

Net income	110,719	3.1%	90,646	2.9%
Noncontrolling interests	(24,631)	(0.7)%	(20,876)	(0.7)%

Net income attributable to DynCorp International Inc.	$86,088	2.4%	$69,770	2.2%

Revenue — Revenue for fiscal year 2010 increased $484.2 million, or 15.6%, as compared to fiscal year 2009, reflecting increases in our GSDS and GLS operating segments which were partially offset by a decline in our GPSS operating segment. The increase was primarily driven by the ramp up of the LOGCAP IV program and the benefit of a full twelve months of revenue including award fees from the Intelligence and Security Command (“INSCOM”) contract, as compared to the INSCOM ramp up period, which occurred during the first quarter of fiscal year 2009. Our acquisitions of Phoenix and Casals also contributed to our revenue growth.

Cost of services — Cost of services is comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services for fiscal year 2010 increased $456.6 million as compared to fiscal year 2009, primarily due to revenue growth. As a percentage of revenue, cost of services increased to 90.0% of revenue in fiscal year 2010 from 89.3% of revenue in fiscal year 2009. This increase was primarily driven by lower fiscal year 2010 margins on our CFT and CivPol programs, including a higher percentage of CivPol revenue coming from cost-reimbursable type task orders and the impact of the fee sharing arrangement with our collaborative partners on the LOGCAP IV program. Partially offsetting this cost increase was effective cost management efforts on certain programs in our GPSS segment, higher award fees on the INSCOM contract that had no corresponding costs, and lower losses associated with our Afghanistan construction programs.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as corporate management, legal, finance, accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A for fiscal year 2010 increased $2.8 million, or 2.7%, compared to fiscal year 2009. As a percentage of revenue, SG&A decreased by 0.3%. This decrease was primarily attributable to the reversal of a $10.0 million legal reserve in the fourth quarter of fiscal year 2010 related to a favorable appellate court decision on the WWNS case as described in the “Notable Fiscal Year 2010 Developments” section above. Also contributing to the comparative decrease was the fiscal year 2009 severance charges related to our former Chief Executive Officer (“CEO”) and former GPSS president. Partially offsetting this was an increase in SG&A costs associated with higher business development costs incurred in support of our growth and severance costs associated with the termination without cause of our former Senior Vice President and Chief Compliance Officer, approximately $0.6 million of which was unrecoverable. Additionally, we incurred approximately $3.2 million in costs associated with our two acquisitions and the proposed merger, $2.9 million of costs associated with retention related compensation expenses connected to our acquisitions and $0.4 million in costs associated with the filing of a Form S-3 registration statement.

Depreciation and amortization — Depreciation and amortization for fiscal year 2010 of $41.6 million increased $1.1 million, or 2.7%. This increase was primarily due to incremental depreciation and amortization associated with our technology transformation initiative, which began to ramp up during the second quarter of fiscal year 2010. This investment to modernize and upgrade our IT systems will enable more efficient and effective utilization of IT applications, provide better redundancy and reliability, integrate systems that were previously disconnected and support future growth. Also impacting the increase was the amortization of the intangible assets acquired in our purchase of Phoenix and Casals.

Interest expense — Interest expense for fiscal year 2010 decreased by $3.1 million, or 5.3%, as compared to fiscal year 2009. The decrease in interest expense was primarily due to a lower principal balance stemming from the excess cash flow principal payment on our senior credit facility and repurchases of senior subordinated notes that occurred in fiscal year 2010, as further discussed in the “Liquidity and Capital Resources” section and Note 7 to our consolidated financial statements. Also impacting the decrease was one less week of interest expense during fiscal year 2010, as compared to fiscal year 2009. In addition to the change in interest expense, Loss on early extinguishment of debt of $0.1 million was lower in fiscal year 2010 than the $4.1 million incurred in fiscal year 2009, primarily due to the fiscal year 2009 write-off of deferred financing fees associated with our extinguished senior secured credit facility, as further discussed in Note 7 to our consolidated financial statements.

Income tax expense — Our effective tax rate of 31.9% for fiscal year 2010 increased from 31.7% for fiscal year 2009. Our effective tax rate was impacted by the tax treatment of our GLS and DynCorp International FZ-LLC (“DIFZ”) joint ventures, which are consolidated for financial reporting purposes but are not consolidated for tax purposes.

Noncontrolling interests — Noncontrolling interests reflect the impact of our joint venture partners’ interest in our consolidated joint ventures, GLS and DIFZ. For fiscal year 2010, noncontrolling interests for GLS and DIFZ were $21.5 million and $3.1 million, respectively, as compared to $18.5 million and $2.4 million, respectively, for fiscal year 2009.

Results by Segment

The following table sets forth the revenue and operating income for the GSDS operating segments, for fiscal year 2010, as compared to fiscal year 2009.

Global Stabilization & Development Solutions

	Fiscal Years Ended		Change
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Revenue	$1,636,242	$1,085,229	551,013
Operating income	$74,409	$49,560	24,849

Revenue — Revenue for fiscal year 2010 increased $551.0 million, or 50.8%, as compared to fiscal year 2009. The increase primarily resulted from the following:

Training & Mentoring: Revenue of $713.7 million decreased $18.6 million, or 2.5%, primarily due to declines in our CivPol program due to lower rates in both Iraq and Afghanistan stemming from changes in the contract type from firm fixed-price to cost-reimbursement and reductions in services in Iraq due to the U.S. troop drawdown. Partially offsetting this was a scope increase in our WPPS security services task order in Iraq and a new WPPS security services task order in Pakistan. Also offsetting the decrease was our new MNSTC-I program, which launched in the third quarter of fiscal year 2009. We expect Training & Mentoring revenue to increase in fiscal year 2011, primarily due a recent contract award to support the Afghanistan Ministry of Defense and increases on our WPPS programs, which are expected to be partially offset by reductions to our CivPol program. Future revenue may also be impacted by the outcome of the proposed operational transition of the CivPol Afghanistan program to the DoD from the DoS and any associated re-compete which we expect could occur in the summer or fall of 2010. See our discussion above in “Notable Fiscal Year 2010 Developments” for further details regarding the re-competition of this contract.

Logistics: Revenue of $586.8 million increased $582.1 million, primarily due to increases from the ramp-up of our task orders on our LOGCAP IV program. We expect significant revenue growth in fiscal year 2011, primarily due to a full year of operations on the current task orders on the LOGCAP IV program.

Operations & Development: Revenue of $322.8 million decreased $24.7 million, primarily due to the termination of an airport construction contract in Africa, which occurred in the first quarter of fiscal year 2009, offset by increased service levels in our AFRICAP/Africa Peacekeeping program. Revenue related to our Afghanistan construction was flat. We expect fiscal year 2011 revenue related to our Afghanistan construction to decline as the remaining projects are expected to be completed in the first half of fiscal year 2011. We do not expect to bid on any similar fixed-price contracts in Afghanistan without revised terms and conditions, which may impact future revenue in this service offering by limiting the construction opportunities available to us.

Intelligence Training and Solutions: Revenue of $13.0 million represents Phoenix revenue from October 19, 2009 through April 2, 2010. We expect future increases in revenue as we look to leverage our investment in this service offering through the pursuit of new contracts and the benefit of a full year of operations.

Operating Income — Operating income of $74.4 million for fiscal year 2010 increased $24.8 million, or 50.0%, as compared with the fiscal year 2009. Fiscal year 2010 results were positively affected by a $10.0 million reversal of legal reserve related to the WWNS issue (see Note 8 to our consolidated financial statements for additional discussion). Also contributing to the increase was an expansion in services on our LOGCAP IV Program, WPPS programs in Iraq and Pakistan and our MNSTC-I program, and non-recurring revenue of $5.8 million on our WPPS program. Additionally, our Afghanistan Construction programs incurred lower fiscal year 2010 losses as compared to fiscal year 2009. Partially offsetting this increase was lower profitability on our CivPol program as a result of the final close out of several firm fixed-price task orders during the second quarter of fiscal year 2009 and the reduction in services in Iraq. We expect GSDS operating income in fiscal year 2011 to benefit from a full year of operations on the current LOGCAP IV task orders including the recognition of award fees, less of a loss on Afghanistan construction, with stable contributions from the rest of our contract mix.

Global Platform Support Solutions

	Fiscal Years Ended		Change
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Revenue	$1,213,666	$1,311,959	(98,293)
Operating income	$90,584	$98,702	(8,118)

Revenue — Revenue for fiscal year 2010 decreased $98.3 million, or 7.5%, as compared to fiscal year 2009. The decrease primarily resulted from the following:

Aviation Maintenance & Support: Revenue of $429.2 million decreased $98.4 million, or 18.7%, in fiscal year 2010 as compared to fiscal year 2009. The decrease was primarily driven by a decline in CFT programs, which occurred due to the completion of several CFT task orders, for which we did not win the re-competes due to additional competitors in this service space bidding what we believe to be at zero or negative margin levels. While this current competitive environment has put downward pressure on fiscal year 2010 revenue, we do not believe the current situation is sustainable and will not limit our long-term opportunities under the CFT program. This decline was partially offset by our new contract to provide aircraft maintenance support services at Sheppard Air force Base.

Counter-Drug and Law Enforcement Aviation: Revenue of $333.5 million increased $32.8 million, or 10.9%, in fiscal year 2010 as compared to fiscal year 2009, primarily due to an increase in INL revenue in Afghanistan and Iraq resulting from new task orders, including Iraq air transportation services, which began in the third quarter of fiscal year 2011. This increase was offset by non-recurring fiscal 2009 equipment sales and construction work and scope reductions in Colombia. We expect fiscal year 2011 revenue to increase as compared to fiscal year 2010, driven by a full year of air operations in Iraq and new business.

Fleet Management: Revenue of $309.5 million decreased $23.4 million, or 7.0%, in fiscal year 2010 as compared to fiscal year 2009, primarily due to a decline in LCCS primarily due to nonrecurring revenue in fiscal year 2009 related to additional elective services requested by the customer and cost-reimbursable support of the war on terror activities.

Land Systems: Revenue of $141.5 million decreased $9.5 million, or 6.3%, for the fiscal year 2010 as compared to fiscal year 2009, primarily due to scope decreases on our General Maintenance Corps program, the completion of the APS-3 program, and non-recurring threat systems management work. Partially offsetting this decline was increased services associated with the MRAP program. We expect revenue to decline on the existing Land Systems programs, primarily due to the adjusted rate structure that went into effect on a phase-in basis in January 2010 on the MRAP program and the loss of the APS-3 program.

Operating Income — Operating income of $90.6 million decreased $8.1 million, or 8.2%, for fiscal year 2010 as compared to fiscal year 2009. This was primarily due to declines on the CFT programs due to the completion of several task orders, for which we did not win the re-competes due to additional competitors in this service space and lower rates on new business. This was partially offset by increased margins on the MRAP program driven by higher revenue and better cost management in several key aviation programs, including our Life Cycle Contractor Support & INL programs. We expect operating income to benefit from continued cost controls implemented throughout our programs offset by continued margin pressure on CFT and expected declines in margins on the MRAP program as a result of a new rate structure that is in the process of being phased in.

Global Linguist Solutions

	Fiscal Years Ended		Change
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Revenue	$734,086	$709,132	24,954
Operating income	$44,906	$39,729	5,177

Revenue — Revenue of $734.1 million increased $25.0 million, or 3.5%, in fiscal year 2010 as compared to fiscal year 2009. GLS revenue in fiscal year 2010 benefited from higher award fees as a result of improved performance and a higher average number of linguists as compared to fiscal year 2009, which was impacted by the ramp up period during the first quarter of fiscal year 2009. This increase was partially offset by the impact of a contract modification for Option Year 1 on the INSCOM contract agreed to in the third quarter of fiscal year 2010. Additionally, our customer exercised the December 2009 through June 2010 option. We expect fiscal year 2011 revenue to decrease due to the continued drawdown of troops in Iraq.

Operating income — Operating income of $44.9 million increased $5.2 million, or 13.0% in fiscal year 2010 as compared to fiscal year 2009. This increase was primarily due to a full twelve months of performance in fiscal year 2010, as compared to fiscal year 2009, in which we had continued transition efforts associated with the ramp up of the contract during the first quarter of that fiscal year. The increase was also supported by higher award fees earned during the period, partially offset by the impact of the modification on the INSCOM contract. We expect fiscal year 2011 operating income to decrease due to the drawdown of troops in Iraq. Operating income earned by GLS benefits net income attributable to DynCorp International Inc. by our 51% ownership of the joint venture.

Fiscal Year Ended April 3, 2009 to Fiscal Year Ended March 28, 2008

Consolidated Results of Operations

The following table sets forth, for the periods indicated, our consolidated results of operations, both in dollars and as a percentage of revenue. The presentation has been modified to incorporate the new rules regarding presentation of net income and noncontrolling interests in accordance with Financial Accounting Standards Codification (“ASC”) ASC 810 — Consolidation.

	Fiscal Years Ended
	April 3, 2009		March 28, 2008
	(Amounts in thousands)
Revenue	$3,101,093	100.0%	$2,139,761	100.0%
Cost of services	(2,768,962)	(89.3)%	(1,859,666)	(86.9)%
Selling, general and administrative expenses	(103,583)	(3.3)%	(117,919)	(5.5)%
Depreciation and amortization expense	(40,557)	(1.3)%	(42,173)	(2.0)%

Operating income	187,991	6.1%	120,003	5.6%
Interest expense	(58,782)	(1.9)%	(55,374)	(2.6)%
Loss on early extinguishment of debt, net	(4,131)	(0.1)%	—	0.0%
Earnings from affiliates	5,223	0.2%	4,758	0.2%
Interest income	2,195	0.1%	3,062	0.1%
Other income, net	145	0.0%	199	0.0%

Income before taxes	132,641	4.3%	72,648	3.4%
Provision for income taxes	(41,995)	(1.4)%	(27,999)	(1.3)%

Net Income	90,646	2.9%	44,649	2.1%
Noncontrolling interests	(20,876)	(0.7)%	3,306	0.2%

Net income attributable to DynCorp International Inc.	$69,770	2.2%	$47,955	2.2%

Revenue — Revenue for fiscal year 2009 increased $961.3 million, or 45.0%, as compared to fiscal year 2008, reflecting increased revenue in all operating segments. The increase, more fully described in the results by segment, is principally due to growth from new contracts, in particular, the INSCOM contract.

Cost of services — Cost of services is comprised of direct labor, direct material, subcontractor costs, other direct costs and overhead. Other direct costs include travel, supplies and other miscellaneous costs. Cost of services for fiscal year 2009 increased $909.3 million as compared to fiscal year 2008, primarily the result of the ramp up of the INSCOM contract. As a percentage of revenue, cost of services increased to 89.3% of revenue in fiscal year 2009 from 86.9% of revenue in fiscal year 2008. This was primarily a result of a change in contract mix as we earned more revenue from cost-reimbursement contracts than from firm fixed-price contracts, including the INSCOM contract and changes in portions of the CivPol contract driving this shift. In addition to our change in contract mix, cost overruns by our Afghanistan construction contracts, as further described below, also contributed to higher cost of services as a percentage of revenue in fiscal year 2009 compared to fiscal year 2008.

Selling, general and administrative expenses (“SG&A”) — SG&A primarily relates to functions such as management, legal, finance, accounting, contracts and administration, human resources, management information systems, purchasing and business development. SG&A for fiscal year 2009 decreased $14.3 million, or 12.2%, compared to fiscal year 2008. SG&A decreased primarily as a result of lean infrastructure initiatives, primarily through personnel reductions and process efficiency implementations focused on controlling SG&A costs, offset by approximately $5.0 million in severance costs, including severance costs from the involuntary termination of our former CEO. Fiscal year 2009 SG&A compared to fiscal year 2008 was also positively impacted by non-recurring bid and proposal costs associated with the INSCOM contract which were incurred in fiscal year 2008.

Interest expense — Interest expense for fiscal year 2009 increased by $3.4 million, or 6.2%, as compared to fiscal year 2008. The increase in interest expense was primarily due to a higher average outstanding debt balance and higher average interest rates. In addition to the change in interest expense, deferred financing fees associated with our prior debt were also written-off. The impact of this write-off is separately disclosed as Loss on early extinguishment of debt in our consolidated statements of income.

Income tax expense — Our effective tax rate of 31.7% for fiscal year 2009 decreased from 38.5% for fiscal year 2008. Our effective tax rate was impacted by the tax treatment of our GLS and DIFZ joint ventures, which are consolidated for financial reporting purposes but are not consolidated for tax purposes, as they are taxed as partnerships under the Internal Revenue Code.

Noncontrolling interests—Noncontrolling interests reflect the impact of our joint venture partners’ interest in our consolidated joint ventures, GLS and DIFZ. For fiscal year 2009, noncontrolling interests for GLS and DIFZ was $18.5 million and $2.4 million, respectively. In fiscal year 2008, noncontrolling interest for GLS was additive to our net income attributable to DynCorp International Inc., as GLS was operating at a net loss. There was no noncontrolling interest related to DIFZ, as it was a wholly owned subsidiary during fiscal year 2008.

Impact of our Afghanistan Construction Contracts — For fiscal year 2009, revenue from our Afghanistan construction contracts was $71.2 million, as compared to $18.0 million for fiscal year 2008. Our Afghanistan construction contracts encountered operational difficulties during fiscal year 2009, which resulted in higher non-reimbursable delivery costs and contractual milestone delays. As a result, we encountered losses of approximately $40.5 million during the fiscal year associated with these projects.

Results by Segment

The following table sets forth the revenue and operating income for the GSDS, GPSS and GLS operating segments for fiscal year 2009, as compared to fiscal year 2008. The presentation has been recast to conform to the fiscal year 2010 segment structure.

Global Stabilization & Development Solutions

	Fiscal Years Ended		Change
	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Revenue	$1,085,229	$972,964	$112,265
Operating income	$49,560	$94,686	$(45,126)

Revenue — Revenue for fiscal year 2009 increased $112.3 million, or 11.5%, as compared to fiscal year 2008. The increase primarily resulted from the following:

Training & Mentoring: Revenue of $732.3 million increased $45.8 million, or 6.7%, primarily due to increases in our CivPol security services in Iraq, Palestine, Liberia and Haiti, offset by a decline in CivPol security services in Afghanistan. Revenue from our CivPol services in Iraq increased $31.0 million, primarily due to higher personnel levels. As a result of new contracts started in early fiscal year 2009, we provided civilian police and security services in Palestine, Liberia and Haiti, which contributed $24.8 million, $4.4 million and $3.6 million in increased revenue in fiscal year 2009, respectively. These increases were partially offset by a decline in CivPol services in Afghanistan of $31.2 million, which was a result of fewer supplies and equipment sales to the customer during fiscal year 2009, as compared to fiscal year 2008, combined with a shift from a fixed-price contract structure in fiscal year 2008 to a cost-reimbursement contract structure in fiscal year 2009. Also contributing to the increase was the increase in WPPS services in Iraq and Pakistan, which increased by a combined $8.9 million and the launch our MNSTC-I program in fiscal year 2009, which generated $6.1 million of revenue. Partially offsetting this increase was reductions in WPPS services in Bosnia, which decreased by $2.2 million.

Logistics: Revenue of $4.7 million was the result of the LOGCAP IV program as work began in March 2009 on awarded task orders in Kuwait.

Operations & Development: Revenue of $347.6 million increased by $62.3 million, or 21.9%, primarily due to the expansion of services in the Philippines and continued progress on our Afghanistan construction projects. Revenue also benefited from our support services, where we provided temporary housing in response to the severe flooding in Iowa during the summer of 2008 and increased mediation and humanitarian services provided in Sudan. These increases were partially offset by a decline in our Africa Peacekeeping program, primarily a result of reductions in current work levels within this program and the completion of the Forward Operating Locations contract and contract termination for a construction project in Nigeria.

Operating Income — Operating income for fiscal year 2009 decreased $45.1 million, or 47.7%, as compared to fiscal year 2008, primarily due to declining margins in our CivPol program, losses on our Afghanistan construction programs and a decline in our Africa Peacekeeping program, as a result of reductions in current work levels. Operating income was also negatively impacted by certain non-reimbursable start up costs related to our new LOGCAP IV contract, which was awarded in early fiscal year 2009. In fiscal year 2009, LOGCAP IV did not contribute significantly to revenue but incurred costs associated with contract set-up and other overhead costs. These declines were partially offset by the successful resolution of approximately $10 million of prior period billing matters on CivPol, and a reduction in SG&A expense, primarily due to specific contract litigation expenses in fiscal year 2008 associated with the WWNS litigation and from our lean infrastructure initiatives focused on controlling SG&A costs.

Global Platform Support Solutions

	Fiscal Years Ended		Change
	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Revenue	$1,311,959	$1,163,586	$148,373
Operating income	$98,702	$31,467	$67,235

Revenue — Revenue for fiscal year 2009 increased $148.4 million, or 12.8%, as compared to fiscal year 2008. The increase primarily resulted from the following:

Aviation Maintenance & Support: Revenue of $527.5 million increased $50.3 million, or 10.5%, for fiscal 2009 as compared to the fiscal year 2008, primarily due to a new contract for logistics services at Ft. Campbell, which started in May 2008, and increased revenue from higher personnel levels in our CFT program.

Counter-Drug and Law Enforcement Aviation: Revenue of $300.7 million decreased $64.5 million, or 17.7%, for fiscal 2009 as compared to the fiscal year 2008, primarily due to scope reductions on the INL programs.

Fleet Management: Revenue of $332.8 million increased $97.7 million, or 41.6%, for fiscal 2009 as compared to the fiscal year 2008, primarily due to our higher deliveries of support equipment on our C-21 and LCCS programs driven by supplemental increases in U.S. government spending for aircraft upgrades to support the global war on terror. Also impacting this revenue increase was an additional $25.5 million in counter narcotics efforts, which began operations in fiscal year 2008 and was fully ramped up in fiscal year 2009.

Land Systems: Revenue of $151.0 million increased $65.3 million, or 76.2%, for fiscal year 2009, as compared to fiscal year 2008. This was primarily driven by an increase in our MRAP program of $71.2 million, which began operations in fiscal year 2008 and was fully ramped up in fiscal year 2009. Also contributing to the increase was revenue associated with our GMC contract due to increased services and the timing of revenue recognition. Partially offsetting this were declines in our marine services and a decrease in threat management systems work.

Operating Income — Operating income for fiscal year 2009 increased $67.2 million, to $98.7 million, as compared to $31.5 million for fiscal year 2008. Operating income benefited from our lean infrastructure initiatives focused on controlling SG&A costs, offset by severance associated with the retiring of our GPSS divisional President. Specific to our SBAs, the increase primarily resulted from the improved mix of contracts with better margins, such as MRAP, as well as improved project management in several key programs. Additionally, we experienced improved profitability on our LCCS program due to stringent cost controls implemented during the year.

Global Linguist Solutions

	Fiscal Years Ended		Change
	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Revenue	$709,132	$3,566	$705,566
Operating income	$39,729	$(6,150)	$45,879

Revenue of $709.1 million increased $705.6 million for fiscal year 2009 as compared to fiscal year 2008. GLS operated throughout fiscal year 2009, whereas operations started at the end of fiscal year 2008.

Operating income of $39.7 million increased $45.9 million in fiscal year 2009 as compared to fiscal year 2008. This increase was primarily due to a full year of performance in fiscal year 2009 as compared to fiscal year 2008, which included award fees earned during fiscal year 2009. Operating income earned by GLS benefits net income attributable to DynCorp International Inc. by our 51% ownership of the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated by operations and borrowings available under our senior secured credit facility are our primary sources of short-term liquidity. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. Our primary use of short term liquidity includes debt service and working capital needs sufficient to pay services or subcontractors prior to receiving payments from our customers. Management believes the Days Sales Outstanding (“DSO”) is an appropriate way to measure our billing and collections effectiveness. Our current DSO, in the low 70s, represents the time it takes to recoup costs incurred to support operations. We believe that we can fund our working capital needs, support growth, and pay our debt related obligations based on the current DSO levels.

Our ability to generate sufficient cash depends on numerous factors beyond our control. We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. If the Merger is not consummated we may require additional financing beyond that currently provided by our senior secured credit facility. There can be no assurance that sufficient financing will continue to be available in the future or that it will be available under terms acceptable to us. Failure to obtain sufficient capital could materially hinder our future expansion strategies.

We are required, under certain circumstances as defined in our senior secured credit facility, to annually use a percentage of cash generated from operations to reduce the outstanding principal of our senior secured term loan facility (“Term Loan”). Based on the fiscal year 2010 financial performance and ending balances, we do not expect to make a payment in fiscal year 2011. If the Merger is consummated, the Term Loan will be replaced by a new facility.

Aside from normal recurring operational and financing cash flows, certain significant cash flow events that occurred in fiscal year 2010 are as follows:

•	We spent $24.3 million on senior subordinated note repurchases.

•	We spent $23.4 million on the Term Loan excess cash flow principal payment pertaining to fiscal year 2009 results.

•	We spent approximately $39.7 million to purchase helicopters and ready these helicopters for use, most of which are expected to be deployed on the LOGCAP IV program in fiscal year 2011.

•	We spent approximately $37.9 million on the Phoenix acquisition, net of cash acquired. Additionally, we spent approximately $7.5 million to fund an escrow account to cover future retention bonuses.

•	We spent approximately $5.0 million on the Casals acquisition, net of cash acquired.

Forward Looking Fiscal Year 2011

Aside from normal recurring operational and financing cash flows, we expect certain material cash flows to occur in fiscal year 2011 and beyond as follows:

•

We expect to spend between approximately $5.0 million and $8.0 million in fiscal year 2011 to substantially complete the technology transformation initiative, which began to ramp up during fiscal year 2010.

•

We expect to start deploying helicopters on the LOGCAP IV program on a phase-in basis in the second quarter of fiscal year 2011. We expect to get reimbursed for all of our approximately $39.7 million of costs, net of estimated residual value, over three years which starts as each helicopter is deployed.

•	We expect to make principal payments on our Term Loan of approximately $44.1 million under our normal debt repayment schedule.

Cash Flow Analysis

The following table sets forth cash flow data for the periods indicated therein:

	Fiscal Year Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Net cash provided by operating activities	$90,473	$140,871	$42,361
Net cash used by investing activities	(88,875)	(9,148)	(11,306)
Net cash (used by) provided by financing activities	(79,387)	(16,880)	(48,131)

Fiscal Year 2010 Compared to Fiscal Year 2009

Operating Activities

Cash flows provided by operating activities for fiscal year 2010 was $90.5 million as compared to $140.9 million for fiscal year 2009. Cash generated from operations for fiscal year 2010 benefited from the combination of our continued profitable revenue growth offset by increases in net working capital. The change in net working capital was primarily due to increases in accounts receivable. This increase was due to an increase in revenue and an increase in DSO, which was 71 days as of April 2, 2010, compared to 60 days at April 3, 2009. This increase in DSO was primarily due to longer review cycles for our DoS invoices due to increased scrutiny of the detailed support of our invoices. Also, contributing to the increase was a payment term increase on the CFT contract. Our expectation going forward is for DSO to fall in the high 60s to low 70s on an ongoing basis.

Investing Activities

Cash used in investing activities was $88.9 million for fiscal year 2010 as compared to $9.1 million for fiscal year 2009. This increase was primarily due to the acquisitions of Phoenix and Casals and the purchase of helicopter assets as compared to fiscal year 2009 where we made routine fixed assets and software purchases.

Financing Activities

Cash used in financing activities was $79.4 million for fiscal year 2010 as compared to $16.9 million of cash used in financing for fiscal year 2009. This increase was primarily due to the $23.4 excess cash flow payment on the senior credit facility, the $24.3 million bond repurchases and $28.1 million in dividend payments to noncontrolling interest holders as compared to $6.0 million of noncontrolling interest holders in fiscal year 2009.

Fiscal Year 2009 Compared to Fiscal Year 2008

Operating Activities

Cash provided by operating activities for fiscal year 2009 was $140.9 million, as compared to $42.4 million cash provided by operations for fiscal year 2008. Our increase in operating cash flow for the 2009 fiscal year was primarily the result of higher cash generated from operations, partially offset by a reduction in cash from an increase in our net working capital. Cash generated from operations benefited from the combination of our continued revenue growth from new contracts and improved operating efficiency. The change in net working capital was primarily due to an increase in accounts receivable. Net of revenue growth, our accounts receivable actually improved due to billing and collection efficiencies implemented during fiscal year 2009. As a result of these efforts, DSO decreased from 73 days as of March 28, 2008 to 60 days as of April 3, 2009.

Investing Activities

Cash used in investing activities was $9.1 million for fiscal year 2009, as compared to $11.3 million for fiscal year 2008. This use of cash from investing activities was primarily a result of the combination of fewer property plant and equipment and software purchases during fiscal year 2009, as compared to such purchases in fiscal year 2008.

Financing Activities

Cash used in financing activities was $16.9 million for fiscal year 2009, as compared to $48.1 million for fiscal year 2008. The cash used in financing activities during the fiscal year 2009 was primarily a result of the $8.2 million net effect of extinguishing debt and issuing new debt discussed below, as well as in Note 7 of our consolidated financial statements. Cash used of $48.1 million in financing activities for fiscal year 2008 was due primarily to repayments of principal on debt. The chart below does not take into account any refinancing (or new financing) in connection with the Merger.

Financing

The following table does not reflect any refinancing in connection with the Merger. Long-term debt consisted of:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Term loans	$176,637	$200,000
9.5% senior subordinated notes	375,510	399,912

	552,147	599,912
Less current portion of long-term debt	(44,137)	(30,540)

Total long-term debt	$508,010	$569,372

Senior Secured Credit Facility — On July 28, 2008, we entered into a senior secured credit facility (“Credit Facility”) consisting of a Term Loan of $200.0 million and a senior secured revolving credit facility (“Revolving Facility”) of up to $200.0 million. Borrowings under our Term Loan and Revolving Facility bear interest at a rate per annum equal to LIBOR, plus an applicable margin determined by reference to the leverage ratio, as set forth in the credit agreement (the “Applicable Margin”), or the Base Rate, which is the higher of the (i) Prime Rate or the (ii) Federal Funds Rate plus one half of one percent plus the Applicable Margin, at our election. The Applicable Margin for LIBOR as of April 2, 2010 was 2.25%, and the LIBOR rate was 0.28% resulting in a 2.53% interest rate on our Term Loan, which excludes the impact of our interest rate swaps. We are authorized to utilize $125 million of the $200 million available borrowing capacity for letters of credit of which we had $30.0 million outstanding as of April 2, 2010.

Borrowings under the Credit Facility are secured by substantially all of our assets and the capital stock of our subsidiaries. Our available borrowing capacity under the Revolving Facility totaled $170.0 million as of April 2, 2010, which gives effect to $30.0 million of outstanding letters of credit under the letter of credit sub facility. With respect to each letter of credit, a quarterly commission in an amount equal to the face amount of such letter of credit multiplied by the Applicable Margin and a nominal fronting fee are required to be paid. Additionally, we incur interest expense for the unused portion of the revolving credit facility based on the Applicable Margin. As of April 2, 2010, the rate we paid for our letters of credit was 2.375%. Additionally, as of April 2, 2010 the fee we paid for unused commitments under the revolving facility was 0.375%.

On March 6, 2009, we amended our senior secured credit facility. This amendment revised certain excess cash flow repayment requirements as defined under our existing secured credit agreement, and expanded our ability to repurchase our common stock to include the right to redeem a portion of the 9.5% senior subordinated notes due 2013 issued by our wholly owned subsidiary DynCorp International LLC. We made a $23.4 million principal payment in July 2009 as required by our senior secured credit facility.

The Term Loan principal installments are due: September 2010 for $14.1 million, $15.0 million in quarterly installments from December 2010 through June 2011, $13.5 million in quarterly payments from September 2011 through June 2012, and a final principal payment of $63.5 million in August 2012, the Term Loan expiration date.

In April 2007, we entered into interest rate swap agreements to hedge our exposure to cash flows related to our Credit Facility. These agreements are more fully described in Note 10 to our consolidated financial statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk.”

The Credit Facility contains various financial covenants, including minimum interest and leverage ratios, and maximum capital expenditures limits. Non-financial covenants restrict our ability to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with these various financial and non-financial covenants as of April 2, 2010. A change of control is an Event of Default under the Credit Facilities and triggers certain rights and remedies of the Lenders including acceleration of the obligations. A change of control would be triggered in the event we close the proposed Merger. We anticipate that all outstanding indebtedness under the Credit Facility will be repaid concurrently with the proposed Merger.

Senior Subordinated Notes — In February 2005, we completed an offering of $320.0 million in aggregate principal amount of our 9.5% senior subordinated notes due 2013. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to our 2005 formation as an independent company from Computer Science Corporation. Interest on the senior subordinated notes is due semi-annually. The senior subordinated notes are general unsecured obligations of our Operating Company, DynCorp International LLC, and certain guarantor subsidiaries of DynCorp International LLC, and contain certain covenants and restrictions, which limit our Operating Company’s ability to pay us dividends.

In July 2008, we completed a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $125.0 million in aggregate principal amount of additional 9.5% senior subordinated notes, which were issued under the same indenture as the senior subordinated notes issued in February 2005. The total outstanding senior subordinated notes as of April 2, 2010 were $375.5 million, including the impact of the unamortized discount. Net proceeds from the additional offering of senior subordinated notes were used to refinance our then existing senior secured credit facility, to pay related fees and expenses and for general corporate purposes. The senior subordinated notes mature on February 15, 2013. The additional senior subordinated notes were issued at approximately a 1.0% discount totaling $1.2 million on the issuance date. Deferred financing fees associated with this offering totaled $4.7 million, which was recorded in fiscal year 2009. Our registration statement with respect to these notes was declared effective on January 13, 2009. We launched an exchange offer for the notes that ended on February 11, 2009.

The senior subordinated notes contain various covenants that restrict our ability to make certain payments including declaring or paying certain dividends, purchasing or retiring certain equity interests, prepaying or retiring indebtedness subordinated to the senior subordinated notes, or make certain investments unless we meet certain financial thresholds including a Fixed Coverage Ratio (as defined in the senior subordinated notes) above 2.0. Additionally, the senior subordinated notes restrict our ability to incur additional indebtedness; sell assets, engage in certain transactions with affiliates; create liens on assets; make acquisitions; engage in mergers or consolidations; and otherwise restrict certain corporate activities. We were in compliance with these various financial and non-financial covenants as of April 2, 2010.

We can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest through the redemption date. The senior subordinated notes may require us to repurchase the senior subordinated notes at defined prices in the event of certain specified triggering events, including but not limited to, certain asset sales, change-of-control events, and debt covenant violations. Under a Board authorized program covering fiscal year 2009 and fiscal year 2010, we paid down a certain portion of our senior subordinated notes. In fiscal year 2009, we redeemed approximately $16.1 million face value of our senior subordinated notes in the open market for $15.4 million, including applicable transaction fees and recorded a $0.3 million gain. In fiscal year 2010, we redeemed $24.7 million in face value of our senior subordinated notes for $24.3 million including applicable fees. The fiscal year repurchases, when including the impact of the discount and deferred financing fees, produced an overall loss of $0.1 million for fiscal year 2010.

Pursuant to the Merger Agreement, if requested by Parent, we will promptly commence (or, at Parent’s choice, assist Parent or its affiliates in a third party commencement of) an offer to purchase and related consent solicitation with respect to all of the outstanding aggregate principal amount of the then outstanding 9.50% senior subordinated notes due 2013 on the terms and conditions as are reasonably requested by Parent (including amendments to the terms and provisions of the related indenture as reasonably requested by Parent and reasonably satisfactory to the Company) (including the related consent solicitation) and Parent is obligated to assist us in connection therewith. The closing of any such debt tender offer shall be conditioned on the occurrence of the closing of the Merger. In no event will the Company be obligated to consummate any such debt tender offer unless the Merger has occurred or is occurring concurrently with the consummation of such debt tender offer and sufficient funds are available from the financing to pay all consideration for the purchase of such 9.50% senior subordinated notes. The holders of the senior subordinated notes have the right to reject the tender offer and if so, the senior subordinated notes would remain outstanding.

Alternatively, if the required consents have not been received in such debt tender offer, or are not reasonably likely to be received or if Parent determines not to request the commencement of the debt tender offer, then at Parent’s written request, the Company is obligated to use commercially reasonable efforts to promptly take all actions necessary and required to effect the satisfaction and discharge of the 9.50% senior subordinated notes effective upon the closing of the Merger, provided, that the Company shall not be obligated to take any such alternative actions unless it has received from Parent the amounts required to deposit with the trustee to pay the redemption price for such notes as required pursuant to such indenture and pay or cause to be paid all other sums payable pursuant to the such indenture in connection therewith.

Contractual Commitments

The following table represents our contractual commitments associated with our debt and other obligations as of April 2, 2010:

	Fiscal Years Ended
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in thousands)
Term Loan (1)	$44,137	$55,500	$77,000	—	—	—	$176,637
Senior subordinated notes	—	—	376,219	—	—	—	376,219
Operating leases (2)	16,233	15,833	15,394	12,948	11,072	40,403	111,883
Interest on indebtedness (3)	41,340	39,977	36,962	—	—	—	118,279
Management fee (4)	300	300	300	300	300	300	1,800
Contingent earn-out consideration & compensation estimate	1,173	—	—	—	—	—	1,173
Interest rate swap (5)	1,634	—	—	—	—	—	1,634
Interpretation 48 liabilities including interest and penalties (6)	480	2,187	10,079	—	—	—	12,746

Total contractual obligations	$105,297	$113,797	$515,954	$13,248	$11,372	$40,703	$800,371

(1)	Includes mandatory payment of Term Loan with excess cash flow. See Note 7 to our consolidated financial statements.
(2)	For additional information about our operating leases, see Note 8 to our consolidated financial statements.
(3)	Represents interest expense calculated using interest rates of: (i) 9.5% on the senior subordinated notes, (ii) Term Loan Principal applied to the April 2, 2010 interest rate of 2.53%, excluding the impact of our swaps (iii) assumes the current letter of credit level multiplied by 2.375% and (iv) 0.375% interest rate applied to unutilized revolver borrowing capacity utilizing the April 2, 2010 level.
(4)	Represents the annual management fee paid to Veritas Capital to provide us general business management, financial, strategic and consulting services. Our obligation to pay this fee will terminate upon a change of control. For additional information on the management fee, see Note 14 to our consolidated financial statements.
(5)	Represents the value of the confirmed settlement payments as of April 2, 2010.
(6)	The settlement date is estimated to occur in the fiscal year that that statute of limitations elapses.

Backlog

For a detailed discussion on backlog, see “Item 1. Business — Backlog.”

Estimated Remaining Contract Value

For a detailed discussion on estimated remaining contract value, see “Item 1. Business — Estimated Remaining Contract Value.”

Estimated Total Contract Value

For a detailed discussion on estimated total contract value, see “Item 1. Business — Estimated Total Contract Value.”

Off-Balance Sheet Arrangements

As of April 2, 2010, we did not have any off balance sheet arrangements as defined under SEC rules.

Effects of Inflation

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term fixed-price and time-and-materials type contracts typically include sufficient labor and other cost escalations in amounts expected to cover cost increases over the period of performance. Consequently, because costs and revenue include an inflationary increase commensurate with the general economy in which we operate, net income attributable to DynCorp International Inc. as a percentage of revenue has not been materially impacted by inflation.

Critical Accounting Policies and Estimates

The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenue and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based upon information available at the time of the estimates or assumptions, including our historical experience, where relevant. These significant estimates and assumptions are reviewed quarterly by management This evaluation process includes a thorough review of key estimates and assumptions used in preparing our financial statements. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may differ from the estimates, and the difference may be material.

Our critical accounting policies and estimates are those policies and estimates that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following represents our critical accounting policies that incorporate significant estimates. For a summary of all of our significant accounting policies, see Note 1 to our consolidated financial statements included in this Annual Report. Management and our external auditors have discussed our critical accounting policies and estimates with the Audit Committee of our board of directors.

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

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in ASC 912 — Contractors-Federal Government. We apply the combination and segmentation guidance in ASC 605-35 Revenue-Construction-Type and Production-Type Contracts, under the guidance of ASC 912, in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method. The completed contract method is sometimes used when reliable estimates cannot be supported for percentage-of-completion method recognition or for short duration projects when the results of operations would not vary materially from those resulting from use of the percentage-of-completion method. Until complete, project costs are maintained in work-in-progress, a component of inventory.

Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost-plus-fixed-fee, fixed-price, cost-plus-award-fee or time-and-materials (including unit-price/level-of-effort contracts). Any of these contract types can be executed under an Indefinite-Delivery Indefinite-Quantity (“IDIQ”) contract, which does not represent a firm order for services. As a result, the exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee, including award fees, is generally recognized based on progress towards completion over the contract period, measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance, and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

Revenue on time-and-materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred, units delivered).

Construction Contracts or Contract Elements — For all construction contracts or contract elements, revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables using applicable GAAP for software revenue recognition, as discussed further in Note 1 to our consolidated financial statements for fiscal year 2010. We have not historically sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support.

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

In evaluating the realizability of our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. Valuation allowances are recognized to reduce the carrying value of deferred tax assets to amounts that we expect are more-likely-than-not to be realized. Valuation allowances applicable to our company primarily relate to the deferred tax assets established for certain tax credit carryforwards and net operating loss carryforwards for U.S. and non-U.S. subsidiaries. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the need for or sufficiency of a valuation allowance. Failure to achieve forecasted taxable income in the applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. Implementation of different tax structures in certain jurisdictions could also impact the need for certain valuation allowances.

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

On March 31, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an Interpretation of Statement of Financial Accounting Standards No. 109 (“FIN No. 48”), which has been incorporated into ASC 740 – Income Taxes. ASC 740 addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information.

ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We believe we have adequately provided for any reasonably foreseeable outcome related to these matters, and our future results may include favorable or unfavorable adjustments to our estimated tax liabilities. To the extent that the expected tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Equity-Based Compensation Expense

We have adopted the provisions of, and accounted for, equity-based compensation in accordance with ASC 718-Stock Based Compensation. Under the fair value recognition provisions, equity-based compensation expense is measured using the grant date fair value for equity awards or is revalued each accounting period for liability awards. See Note 1 for further information regarding the ASC 718 disclosures.

We currently have two types of share-based payment awards which are Class B membership interests in DIV Holding LLC (the “Class B membership interests”) and RSUs. The RSUs can be structured as service based or performance based. Our RSUs are classified as liability awards under GAAP and are revalued based on our closing stock price at the end of each accounting period. The Class B membership interests are equity awards under GAAP. Class B membership interests are valued at the grant date using a discounted cash flow technique to arrive at a fair value of the Class B membership interests. Our fair value analysis includes the following variables: our stock price, outstanding common shares, DIV Holding LLC ownership percentage, remaining preference to Class A holders, and a discount for lack of marketability. The discount for lack of marketability for each grant was estimated on the date of grant using the Black-Scholes-Merton put-call parity relationship computation.

The determination of the fair value of the Class B membership interests is affected by our stock price, as well as assumptions including volatility, the risk-free interest rate and expected dividends. We base the risk-free interest rate that we use in the pricing model on a forward curve of risk-free interest rates based on constant maturity rates provided by the U.S. Treasury. We have not paid, and do not anticipate paying, any cash dividends in the foreseeable future and therefore used an expected dividend yield of zero in the pricing model.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data and probable future events, including the proposed Merger to estimate forfeitures, and record stock-based compensation expense only for those awards that are expected to vest. Our share-based payment awards vest ratably, based on vesting terms which typically range from one to five years, over the requisite service periods, which differ from our recognition of compensation expense that is recognized on an accelerated graded basis, over the requisite service period for each separately vesting portion of the award.

Impairment of Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with ASC 350-20 — Intangibles-Goodwill, we evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. Our annual testing date is at the fiscal end of February of each fiscal year. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test, (ii) significant changes to future expectations (iii) and our market capitalization, which is based on our average stock price and average common shares over a recent timeframe.

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

The combined estimated fair value of all of our reporting units from the weighted total of the market approach and income approach often results in a premium over our market capitalization, commonly referred to as a control premium. The calculated control premium percentage is evaluated and compared to an estimated acceptable midpoint percentage. In the event that the calculated control premium is above this midpoint, a portion of the excess control premium is allocated to reduce the fair value of each reporting unit in order to further assess whether any reporting units have incurred goodwill impairment. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publicly disclosed acquisitions in our industry.

As announced on April 6, 2009, we changed from reporting financial results on the three segments utilized in fiscal year 2009 to reporting three new segments beginning with fiscal year 2010. The goodwill carrying value was reallocated to the three new operating segments using a relative fair value approach based on the new reporting unit structure. Under the new structure, we have six reporting units, two of which have no allocated goodwill carrying value. The remaining four reporting units were allocated goodwill based on relative fair values as required under ASC 350 — Intangibles-Goodwill and Other, all of which had estimated fair values that substantially exceeded their carrying values.

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements is included in Note 1 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risk, primarily relating to potential losses arising from adverse changes in interest rates and foreign currency exchange rates. For a further discussion of market risks we may encounter, see “Item 1A. Risk Factors”.

Interest Rate Risk

We have interest rate risk relating to changes in interest rates on our variable rate debt. Our policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. Our 9.5% senior subordinated notes represent our fixed rate debt, which totaled $375.5 million, including unamortized discount, as of April 2, 2010. Our Term Loan and Revolving Facility represent our variable rate debt. As of April 2, 2010, the balance of our Term Loan was $176.6 million, and we had no borrowings under our Revolving Facility. Borrowings under our variable rate debt bear interest, based on our option, at a rate per annum equal to LIBOR, plus the Applicable Margin or the Base Rate plus the Applicable Margin. The Term Loan interest rate at April 2, 2010 was made up of a 2.25% Applicable Margin plus a 0.28% LIBOR rate totaling 2.53%, which excludes the impact of our interest rate swaps. Each quarter point change in interest rates on our outstanding variable rate debt as of April 2, 2010 results in approximately $0.4 million change in annual interest expense.

During fiscal year 2008, in order to mitigate interest rate risk related to our Term Loan, we entered into three interest rate swap agreements with notional amounts totaling $275 million. These interest rate swaps effectively fixed the interest rate, including the Applicable Margin, on the first $275 million of our debt indexed to LIBOR. The notional principal of $75 million, which was covered through September 2008, expired and the remaining $176.6 million is protected through May 22, 2010. Subsequently, all of the Term Loan and Revolving Facility will be subject to variable interest rate risk. See Note 10 to our consolidated financial statements for further discussion on the interest rate swaps.

Our Term Loan and Revolving Facility are structured through a syndicate of banks and are not actively traded. Our 9.5% senior subordinated notes are publicly traded and had a quoted aggregate market value of approximately $383.4 million based on an actual market trade price of 102.19 on April 2, 2010.

Foreign Currency Exchange Rate Risk

We are exposed to changes in foreign currency rates. At present, we do not utilize any derivative instruments to manage risk associated with foreign currency exchange rate fluctuations. The functional currency of certain foreign operations is the local currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustment is recorded as accumulated other comprehensive (loss) income. Our foreign currency transactions were not material as of April 2, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DynCorp International Inc.

Falls Church, Virginia

We have audited the accompanying consolidated balance sheets of DynCorp International Inc. and subsidiaries (the “Company”) as of April 2, 2010 and April 3, 2009, and the related consolidated Statements of income, shareholders’ equity, and cash flows for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DynCorp International, Inc. and subsidiaries as of April 2, 2010 and April 3, 2009, and the results of their operations and their cash flows for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for noncontrolling interests in consolidated subsidiaries and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 4, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Fort Worth, Texas

June 4, 2010

DYNCORP INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands, except per share data)
Revenue	$3,585,262	$3,101,093	$2,139,761
Cost of services	(3,225,593)	(2,768,962)	(1,859,666)
Selling, general and administrative expenses	(106,401)	(103,583)	(117,919)
Depreciation and amortization expense	(41,639)	(40,557)	(42,173)

Operating income	211,629	187,991	120,003
Interest expense	(55,650)	(58,782)	(55,374)
Loss on early extinguishment of debt, net	(146)	(4,131)	—
Earnings from affiliates	5,202	5,223	4,758
Interest income	542	2,195	3,062
Other income, net	1,035	145	199

Income before income taxes	162,612	132,641	72,648
Provision for income taxes	(51,893)	(41,995)	(27,999)

Net income	110,719	90,646	44,649
Noncontrolling interests	(24,631)	(20,876)	3,306

Net income attributable to DynCorp International Inc.	$86,088	$69,770	$47,955

Basic earnings per share	1.53	1.22	0.84

Diluted earnings per share	1.52	1.22	0.84

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	Fiscal Years Ended
	April 2, 2010	April 3, 2009
	(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$122,433	$200,222
Restricted cash	15,265	5,935
Accounts receivable, net of allowances of $68 and $68	865,156	564,432
Prepaid expenses and other current assets	96,159	124,214

Total current assets	1,099,013	894,803
Property and equipment, net	55,233	18,338
Goodwill	451,868	420,180
Tradename	18,976	18,318
Other intangibles, net	122,040	142,719
Deferred income taxes	5,071	12,788
Other assets, net	30,416	32,068

Total assets	$1,782,617	$1,539,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$44,137	$30,540
Accounts payable	347,068	160,419
Accrued payroll and employee costs	141,132	137,993
Deferred income taxes	18,002	8,278
Other accrued liabilities	111,198	111,590
Income taxes payable	11,358	5,986

Total current liabilities	672,895	454,806
Long-term debt, less current portion	508,010	569,372
Other long-term liabilities	8,434	6,779

Total liabilities	1,189,339	1,030,957
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value — 232,000,000 shares authorized; 57,000,000 shares issued and 56,286,196 and 56,306,800 shares outstanding, respectively	570	570
Additional paid-in capital	367,488	366,620
Retained earnings	229,461	143,373
Treasury stock, 713,804 and 693,200 shares	(8,942)	(8,618)
Accumulated other comprehensive loss	(1,121)	(4,424)

Total shareholders’ equity attributable to DynCorp International Inc.	587,456	497,521
Noncontrolling interests	5,822	10,736

Total shareholders’ equity	593,278	508,257

Total liabilities and shareholders’ equity	$1,782,617	$1,539,214

See notes to consolidated financial statements.

DYNCORP INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Cash flows from operating activities
Net income	$110,719	$90,646	$44,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,578	41,634	43,492
Loss on early extinguishment of debt, net	146	4,131	—
Amortization of deferred loan costs	3,894	3,694	3,015
Allowance for losses on accounts receivable	24	(185)	(923)
Earnings from affiliates	(5,202)	(5,223)	(4,758)
Distributions from affiliates	2,988	2,439	2,651
Deferred income taxes	15,981	34,273	(1,017)
Equity-based compensation	2,863	1,883	4,599
Other	4,062	(475)	(686)
Changes in assets and liabilities:
Restricted cash	(9,330)	5,373	8,916
Accounts receivable	(289,291)	(50,896)	(49,675)
Prepaid expenses and other current assets	24,161	(18,934)	(36,123)
Accounts payable and accrued liabilities	182,238	36,441	31,679
Income taxes payable	4,642	(3,930)	(3,458)

Net cash provided by operating activities	90,473	140,871	42,361

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(42,889)	—	—
Purchase of property and equipment	(39,335)	(4,684)	(6,081)
Purchase of computer software	(6,711)	(2,596)	(1,657)
Contributions to equity method investees	—	(2,233)	(3,366)
Other investing activities	60	365	(202)

Net cash used in investing activities	(88,875)	(9,148)	(11,306)

Cash flows from financing activities
Borrowings on long-term debt	193,500	323,751	—
Payments on long-term debt	(242,126)	(315,538)	(37,832)
Payments of deferred financing cost	13	(10,790)	—
Purchases of treasury stock	(712)	(8,618)	—
Borrowings under other financing arrangements	—	26,254	7,423
Payments under other financing arrangements	(2,011)	(26,628)	(18,408)
Excess tax benefits from equity-based compensation	35	184	686
Receipt of proceeds on note receivable from DIFZ sale	—	500	—
Payments of dividends to noncontrolling interests	(28,086)	(5,995)	—

Net cash used in financing activities	(79,387)	(16,880)	(48,131)

Net (decrease) increase in cash and cash equivalents	(77,789)	114,843	(17,076)
Cash and cash equivalents, beginning of year	200,222	85,379	102,455

Cash and cash equivalents, end of year	$122,433	$200,222	$85,379

Income taxes paid, net of refunds	18,686	19,292	36,740
Interest paid	52,824	58,782	53,065
Non-cash sale of DIFZ, including related financing	—	9,545	—

See notes to consolidated financial statements

DYNCORP INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Retained Earnings	Treasury Shares	Other Accumulated Comprehensive Income (Loss)	Shareholders Equity Attributable to DynCorp International Inc.	Noncontrolling Interests	Total Equity
	(Amounts in thousands)
Balance at March 30, 2007	57,000	$570	$352,245	$27,023	$—	$(164)	$379,674	$—	$379,674
Comprehensive income (loss):
Net income			—	44,649	—	—	44,649	—	44,649
Interest rate swap, net of tax			—	—	—	(7,174)	(7,174)	—	(7,174)
Interest rate cap, net of tax						276	276		276
Currency translation adjustment, net of tax			—	—	—	148	148	—	148

Comprehensive income			—	44,649	—	(6,750)	37,899	—	37,899
Noncontrolling interests			—	3,306	—	—	3,306		3,306

Comprehensive income attributable to DynCorp International Inc.			—	47,955	—	(6,750)	41,205	—	41,205
FIN 48 Adoption Adjustment				$(1,375)			$(1,375)		(1,375)
Net Income and comprehensive income attributable to noncontrolling interests			—		—	—	—	(3,306)	(3,306)
Equity-based compensation	—	—	4,095	—	—	—	4,095	—	4,095
Tax benefit associated with equity- based compensation	—	—	686	—	—	—	686	—	686
Dividends paid to noncontrolling interests					—	—	—	—	—

Balance at March 28, 2008	57,000	$570	$357,026	$73,603	$—	$(6,914)	$424,285	$(3,306)	$420,979

Comprehensive income (loss):
Net income			—	90,646	—	—	90,646	—	90,646
Interest rate swap, net of tax			—	—	—	3,212	3,212	—	3,212
Currency translation adjustment, net of tax			—	—	—	(722)	(722)	—	(722)

Comprehensive income			—	90,646	—	2,490	93,136	—	93,136
Noncontrolling interests			—	(20,876)	—	—	(20,876)		(20,876)

Comprehensive income attributable to DynCorp International Inc.			—	69,770	—	2,490	72,260	—	72,260
Net Income and comprehensive income attributable to noncontrolling interests			—		—	—	—	20,876	20,876
Sale of noncontrolling interest in DIFZ	—	—	9,220	—	—	—	9,220	—	9,220
DIFZ financing, net of tax	—	—	325	—	—	—	325	—	325
Treasury shares repurchases	(693)	—	—	—	(8,618)	—	(8,618)	—	(8,618)
Equity-based compensation	—	—	(135)	—	—	—	(135)	—	(135)
Tax benefit associated with equity- based compensation	—	—	184	—	—	—	184	—	184
Dividends paid to noncontrolling interests					—	—	—	(6,834)	(6,834)

Balance at April 3, 2009	56,307	$570	$366,620	$143,373	$(8,618)	$(4,424)	$497,521	$10,736	$508,257

Comprehensive income (loss):
Net income			—	110,719	—	—	110,719	—	110,719
Interest rate swap, net of tax			—	—	—	3,244	3,244	—	3,244
Currency translation adjustment, net of tax			—	—	—	59	59	—	59

Comprehensive income			—	110,719	—	3,303	114,022	—	114,022
Noncontrolling interests			—	(24,631)	—	—	(24,631)	—	(24,631)

Comprehensive income attributable to DynCorp International Inc.			—	86,088	—	3,303	89,391	—	89,391
Net Income and comprehensive income attributable to noncontrolling interests			—	—	—	—	—	24,631	24,631
DIFZ financing, net of tax			400	—	—	—	400	—	400
Treasury shares repurchases	(55)	—	—	—	(712)	—	(712)	—	(712)
Treasury Shares issued to settle RSU liability	34	—	92	—	388	—	480	—	480
Equity-based compensation			341	—	—	—	341	—	341
Tax benefit associated with equity- based compensation			35	—	—	—	35	—	35
Dividends declared to noncontrolling interests				—	—	—	—	(29,545)	(29,545)

Balance at April 2, 2010	56,286	$570	$367,488	$229,461	$(8,942)	$(1,121)	$587,456	$5,822	$593,278

See notes to consolidated financial statements

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Note 1 — Significant Accounting Policies and Accounting Developments

Unless the context otherwise indicates, references herein to “we,” “our,” “us” or “DynCorp International” refer to DynCorp International Inc. and our consolidated subsidiaries. DynCorp International Inc., through its subsidiaries (together, the “Company”), provides defense and technical services and government outsourced solutions primarily to United States (“U.S.”) government agencies domestically and internationally. Primary customers include the U.S. Department of Defense (“DoD”) and U.S. Department of State (“DoS”), but also include other government agencies, foreign governments and commercial customers.

Principles of Consolidation

The consolidated financial statements include the accounts of both our domestic and foreign subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Generally, investments in which we own a 20% to 50% ownership interest are accounted for by the equity method. These investments are in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies and are not the primary beneficiary as defined in Financial Accounting Standards Codification (“ASC”) ASC 810 — Consolidation. We have no investments in business entities of less than 20%.

We have ownership interests in three active joint ventures that are not consolidated into our financial statements as of April 2, 2010, and are accounted for using the equity method. Economic rights in active joint ventures are indicated by the ownership percentages in the table listed below.

Babcock DynCorp Limited	44.0%
Partnership for Temporary Housing LLC	40.0%
Contingency Response Services LLC	45.0%

The following table sets forth our ownership in joint ventures that are consolidated into our financial statements as of April 2, 2010. For the entities listed below, we are the primary beneficiary as defined in ASC 810 — Consolidation.

Global Linguist Solutions, LLC	51.0%
DynCorp International FZ-LLC	50.0%

Noncontrolling interests

We are required by accounting principles generally accepted in the United States of America (“GAAP”) to consolidate certain joint ventures for which we do not hold a 100% interest. We record the impact of our joint venture partners’ interests in these consolidated joint ventures as noncontrolling interests. Noncontrolling interests is presented on the face of the income statement as an increase or reduction in arriving at net income attributable to DynCorp International Inc. Noncontrolling interests on the balance sheet is located in the equity section. Noncontrolling interests recorded on our consolidated balance sheet is increased by earnings of our consolidated joint ventures and reduced for dividends paid to our noncontrolling interest partners. Noncontrolling interests related to DynCorp International FZ-LLC (“DIFZ”) is also impacted by the portion of our noncontrolling interests partner’s dividends, which are applied to the promissory notes in accordance with the sales agreement signed in fiscal year 2009. See Note 14 for additional information regarding the sale of a portion of DIFZ.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

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

Federal Government Contracts — For all non-construction and non-software U.S. federal government contracts or contract elements, we apply the guidance in the ASC 912 — Contractors Federal Government (“ASC 912”). We apply the combination and segmentation guidance in the ASC 605-35- Revenue-Construction Type and Production Type Contracts (“ASC 605-35”) as directed in ASC 912, in analyzing the deliverables contained in the applicable contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method or completed contract method.

Projects under our U.S. federal government contracts typically have different pricing mechanisms that influence how revenue is earned and recognized. These pricing mechanisms are classified as cost-plus-fixed-fee, fixed-price, cost-plus-award-fee, time-and-materials (including unit-price/level-of-effort contracts), or Indefinite Delivery, Indefinite Quantity (“IDIQ”). The exact timing and quantity of delivery and pricing mechanism for IDIQ profit centers are not known at the time of contract award, but they can contain any type of pricing mechanism.

Revenue on projects with a fixed-price or fixed-fee, including award fees, is generally recognized based on progress towards completion over the contract period measured by either output or input methods appropriate to the services or products provided. For example, “output measures” can include period of service, such as for aircraft fleet maintenance; and units delivered or produced, such as aircraft for which modification has been completed. “Input measures” can include a cost-to-cost method, such as for procurement-related services.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Revenue on time-and-materials projects is recognized at contractual billing rates for applicable units of measure (e.g. labor hours incurred or units delivered).

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

Award fees are recognized based on the guidance in ASC 605-35, as directed by ASC 912. Award fees are excluded from estimated total contract revenue until a historical basis has been established for their receipt or the award criteria have been met including the completion of the award fee period at which time the award amount is included in the percentage-of-completion estimation.

Construction Contracts or Contract Elements — For all construction contracts or contract elements, we apply the combination and segmentation guidance found in ASC 605-35, as directed by ASC — 910 Contractors Construction (“ASC – 910”), in analyzing the deliverables contained in the contract to determine appropriate profit centers. Revenue is recognized by profit center using the percentage-of-completion method.

Software Contracts or Contract Elements — It is our policy to review any arrangement containing software or software deliverables against the criteria contained in ASC 985 — Software. In addition, ASC 605-25- Revenue Multiple Element Arrangements, is also applied to determine if any non-software deliverables are outside of the scope of ASC 985 when the software is more than incidental to the products or services as a whole. Under the provisions of ASC 985 software deliverables are separated and contract value is allocated based on Vendor Specific Objective Evidence (“VSOE”). We have never sold software on a separate, standalone basis. As a result, software arrangements are typically accounted for as one unit of accounting and are recognized over the service period, including the period of post-contract customer support. All software arrangements requiring significant production, modification, or customization of the software are accounted for under ASC 605-35, as directed by ASC 985.

Other Contracts or Contract Elements — Our contracts with non-U.S. federal government customers are predominantly multiple-element. Multiple-element arrangements involve multiple obligations in various combinations to perform services, deliver equipment or materials, grant licenses or other rights, or take certain actions. We evaluate all deliverables in an arrangement to determine whether they represent separate units of accounting per the provisions of ASC 605-25 and arrangement consideration is allocated among the separate units of accounting based on their relative fair values. Fair values are established by evaluating VSOE or third-party evidence if available. Due to the customized nature of our arrangements, VSOE and third-party evidence is generally not available resulting in applicable arrangements being accounted for as one unit of accounting under the guidance of ASC 605-25.

We apply the guidance in ASC 605-15 — Revenue Products, or ASC 605-20 — Revenue Services. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) and whether revenue recognition criteria have been met. The same pricing mechanisms found in U.S. federal government contracts are found in other contracts.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Cash and cash equivalents

For purposes of reporting cash and cash equivalents, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

Restricted cash represents cash restricted by certain contracts in which advance payments are not available for use except to pay specified costs and vendors for work performed on the specific contract. Changes in restricted cash related to our contracts are included as operating activities whereas changes in restricted cash for funds invested as collateral are included as investing activities in the consolidated statements of cash flows. As of April 2, 2010, April 3, 2009, and March 28, 2008, we had no cash restricted as collateral.

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

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts against specific billed receivables based upon the latest information available to determine whether invoices are ultimately collectible. Such information includes the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the respective customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may cause an increase to our estimated allowance for doubtful accounts, which could significantly impact our consolidated financial statements by incurring bad debt expense. Given that we primarily serve the U.S. government, management believes the risk is low that changes in our allowance for doubtful accounts would have a material impact on our financial results.

Property and Equipment

The cost of property and equipment, less applicable residual values, is depreciated using the straight-line method. Depreciation commences when the specific asset is complete, installed and ready for normal use. Depreciation related to equipment purchased for specific contracts is typically included within cost of services, as this depreciation is directly attributable to project costs. We evaluate property and equipment for impairment quarterly by examining factors such as existence, functionality, obsolescence and physical condition. In the event that we experience impairment, we revise the useful life estimate and record the impairment as an addition to depreciation expense and accumulated depreciation. Our standard depreciation and amortization policies are as follows:

Computer and related equipment	3 to 5 years
Furniture and other equipment	2 to 10 years
Leasehold improvements	Shorter of lease term or useful life

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

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

Indefinite- Lived Assets

Indefinite-lived assets, including goodwill and indefinite-lived tradename, are not amortized but are subject to an annual impairment test. The first step of the goodwill impairment test compares the fair value of each of our reporting units with its carrying amount, including indefinite-lived assets. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived assets of the reporting unit are not considered impaired, and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. We perform the annual test for impairment as of the end of February of each fiscal year. We also perform an annual analysis on our indefinite-lived tradename and test for impairment whenever events occur that indicate an impairment could exist. Based on the results of these tests, no impairment losses were identified for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008. See Note 3 for additional discussion of indefinite-lived assets.

Income Taxes

We file income, franchise, gross receipts and similar tax returns in many jurisdictions. Our tax returns are subject to audit by the Internal Revenue Service, most states in the U.S., and by various government agencies representing many jurisdictions outside the U.S.

We use the asset and liability approach for financial accounting and reporting for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Codification. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is made up of current expense which includes both permanent and temporary differences and deferred expense which only includes temporary differences. Income tax expense is the amount of tax payable for the period plus or minus the change in deferred tax assets and liabilities during the period.

We make a comprehensive review of our portfolio of uncertain tax positions regularly. The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the (i) benefit recognized and measured for financial statement purposes and (ii) the tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Tax-related interest is classified in interest expense and tax-related penalties are classified in income tax expense. See Note 4 for additional detail regarding uncertain tax positions.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Equity-Based Compensation Expense

We have adopted the provisions of, and accounted for equity-based compensation in accordance with ASC 718-Compensation-Stock Compensation. Under the fair value recognition provisions, equity-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on an graded basis over the requisite service period for each separately vesting portion of the award, adjusted for estimated forfeitures. Our RSUs have been determined to be liability awards; therefore, the fair value of the RSUs is remeasured at each financial reporting date as long as they remain liability awards. See Note 11 for further discussion on equity-based compensation.

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

Operating Segments

On April 4, 2009, we announced a reorganization of our business structure to better align with strategic markets and to streamline our infrastructure. Under the new alignment, our three reportable segments were realigned into three new segments, two of which, Global Stabilization and Development Solutions (“GSDS”) and Global Platform Support Solutions (“GPSS”), are wholly-owned, and a third segment, Global Linguist Solutions (“GLS”), is a 51% owned joint venture. The new structure became effective April 4, 2009, the start of our 2010 fiscal year, and is more fully described in Notes 3 and 13 to our consolidated financial statements.

Accounting Developments

Pronouncements Implemented in Fiscal Year 2010

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin No. 51. Certain portions of this statement were incorporated into the ASC 810 — Consolidation. ASC 810 covers several areas including (i) defining the way the noncontrolling interests should be presented in the financial statements and notes, (ii) clarifying that all transactions between a parent and subsidiary are to be accounted for as equity transactions if the parent retains its controlling financial interest in the subsidiary and (iii) requiring that a parent recognize a gain or loss in net income attributable to DynCorp International Inc. when a subsidiary is deconsolidated. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this statement in the first quarter of fiscal year 2010, which changed our presentation of noncontrolling interests on our consolidated statements of income, consolidated balance sheets, consolidated statements of cash flows and consolidated statements of shareholders’ equity. We have applied the newly codified noncontrolling interest rules in ASC 810 retrospectively to the presentation of our balance sheets, statements of income, statements of cash flows and statements of equity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This statement replaces FASB Statement No. 141, “Business Combinations.” Certain portions of this statement were incorporated into the ASC 805 — Business Combinations. This topic area retains the

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

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

In December 2007, the FASB ratified EITF 07-1, “Accounting for Collaborative Arrangements”. Certain portions of this statement were incorporated into the ASC 808 — Collaborative Arrangements. ASC 808 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenue and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements. ASC 808 became effective for us in the first quarter of fiscal year 2010. The adoption of ASC 808 did not have a material effect on our consolidated financial position or results of operations. We have included additional disclosure on a collaborative arrangement in Note 15.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). Certain portions of this statement were incorporated into both ASC 350 — Intangibles as well as ASC 275 — Risks and Uncertainties. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The applicable portions of the ASC are effective during fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have applied the newly codified rules for any applicable events and transactions in fiscal year 2010.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Certain portions of this statement were incorporated into ASC — 260 Earnings Per Share. The codification provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued during fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of the newly codified rules in ASC 260 did not have a material impact on basic or diluted earnings per share.

In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). Certain portions of this statement were incorporated into ASC 805 — Business Combinations. This clarifies guidance pertaining to contingencies. The updated guidance states that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of an asset acquired or a liability assumed in a business combination that arises from a contingency cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if both of the following criteria are met which are (i) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated. We adopted this recently codified guidance in ASC 805 in connection with our acquisitions of Phoenix Consulting Group, Inc. (“Phoenix”) and Casals and Associates, Inc. (“Casals”) as further described in Note 16.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

In May 2009, the FASB issued Statement of Financial Standards No. 165 “Subsequent Events (as amended)” (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. Certain portions of this statement were incorporated into ASC — 855 Subsequent Events. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 (“ASU 2010-09”), which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASU 2010-09 exempts SEC filers from disclosing the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately for financial statements that are issued or available to be issued. We have adopted ASU 2010-09 for any applicable events and transactions as further described in Note 19.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). Certain portions of this statement were incorporated into ASC 105 — Generally Accepted Accounting Principles. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. ASC 105 replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting and establishes only two levels of GAAP, authoritative and non-authoritative. The codification is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. As the codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

Pronouncements Not Yet Implemented

In June 2009, the FASB issued Statement of Financial Standards No. 167, “Amendments to FASB Interpretation 46(R)” (“SFAS No. 167”) SFAS No. 167 was converted to Accounting Standards Update (“ASU”) No. 2009-17 (“ASU 2009-17”) and was incorporated into ASC 810 — Consolidation once effective. This statement amends the guidance for (i) determining whether an entity is a variable interest entity (“VIE”), (ii) the determination of the primary beneficiary of a variable interest entity, (iii) requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and (iv) changes the disclosure requirements in FIN 46(R)-8. This statement is effective for us beginning April 3, 2010. Management is currently evaluating the effect that adoption of this ASU will have on the company’s consolidated financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). This update (i) removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, (ii) replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, (iii) provides a hierarchy that entities must use to estimate the selling price, (iv) eliminates the use of the residual method for allocation, and (v) expands the ongoing disclosure requirements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. Management is currently evaluating the effect that adoption of this ASU will have on the company’s consolidated financial position and results of operations.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Note 2 — Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period.

As discussed in Note 1, we adopted ASC 260 during fiscal year 2010. Under ASC 260, common stock equivalents that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of basic earnings per share pursuant to the two-class method. As of April 2, 2010, we did not have any common stock equivalents that contained non-forfeitable rights to dividends or dividend equivalents.

As of the fiscal year ended April 2, 2010, our only common stock equivalents were service or performance based restricted stock units (“RSUs”). Our RSUs may be dilutive and included in diluted earnings per share calculations or anti-dilutive and excluded from such calculations (see Note 11 for additional discussion of RSUs). The following table reconciles the numerators and denominators used in the computations of basic and diluted earnings per share:

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands, except per share data)
Numerator
Net income attributable to DynCorp International Inc.	$86,088	$69,770	$47,955
Denominator
Weighted average common shares — basic	56,272	56,970	57,000
Weighted average affect of dilutive securities
Restricted Stock Units	213	67	4

Weighted average common shares — diluted	56,485	57,037	57,004

Basic earnings per share	$1.53	$1.22	$0.84
Diluted earnings per share	$1.52	$1.22	$0.84

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

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

During the fourth quarter of fiscal year 2010, we conducted our annual goodwill impairment test for all reporting units. The result of the impairment test did not indicate an impairment had occurred. We also conducted an assessment to compare our market capitalization to the calculated fair value of all of our reporting units. The aggregate valuation of all of our reporting units, including GLS, was greater than our market capitalization. We concluded this excess premium did not materially impact our goodwill impairment conclusion based on various quantitative and qualitative factors. See Note 1 for additional information.

As announced on April 6, 2009, we changed from reporting financial results on the three segments utilized in fiscal year 2009 to reporting three new segments beginning with fiscal year 2010. The three prior operating segments were International Security Services (“ISS”), Logistics and Construction Management (“LCM”) and Maintenance and Technical Support (“MTSS”). Under the new organizational alignment, our three segments are GSDS, GPSS and GLS.

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

The goodwill carrying value was reallocated to the three new operating segments using a relative fair value approach based on the new reporting unit structure. The GLS segment has no goodwill carrying value as this distinct service line came into existence after the legacy goodwill carrying value was established. The change in presentation of our goodwill balance by operating segment from April 4, 2009 to April 2, 2010 is included in the following table as well as additional goodwill obtained as a result of the acquisitions of Phoenix and Casals. See Note 16 for additional information regarding our acquisitions.

The carrying amount of goodwill for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 as well as the changes between March 28, 2008 and April 2, 2010 are as follows:

	ISS	LCM	MTSS	GSDS	GPSS	GLS	Total
	(Amounts in thousands)
Balance — March 28, 2008	$340,029	$—	$80,151	$—	$—	$—	$420,180
Goodwill reallocation	(39,935)	39,935	—	—	—	—	—

Balance as of April 3, 2009	300,094	39,935	80,151	—	—	—	420,180
Goodwill reallocation	(300,094)	(39,935)	(80,151)	209,073	211,107	—	—
Phoenix acquisition	—	—	—	28,230	—	—	28,230
Casals acquisition	—	—	—	3,458	—	—	3,458

Balance as of April 2, 2010	$—	$—	$—	$240,761	$211,107	$—	$451,868

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Intangible assets for the fiscal years ended April 2, 2010 and April 3, 2009 consist of the following:

	As of April 2, 2010
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
	(Amounts in thousands, except years)
Other intangible assets:
Customer-related intangible assets	8.5	$293,807	$(189,847)	$103,960
Other	6.6	29,923	(11,843)	18,080

Total Other intangibles		$323,730	$(201,690)	$122,040

Tradename:
Tradename — finite-lived	5.0	$706	$(48)	$658
Indefinite-lived intangible assets — tradename		18,318	—	18,318

Total tradenames		$19,024	$(48)	$18,976

	As of April 3, 2009
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
	(Amounts in thousands, except years)
Other intangible assets:
Customer-related intangible assets	8.5	$290,716	$(155,142)	$135,574
Other	5.5	15,351	(8,206)	7,145

Total Other intangibles		$306,067	$(163,348)	$142,719

Indefinite-lived intangible assets — Tradename		$18,318	$—	$18,318

Amortization expense for customer-related and other intangibles was $38.9 million, $37.9 million and $40.2 million for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively.

The following schedule outlines an estimate of future amortization based upon the finite-lived intangible assets owned at April 2, 2010:

Amortization Expense (1)
(Amounts in thousands)
Estimate for fiscal year 2011	$36,480
Estimate for fiscal year 2012	25,610
Estimate for fiscal year 2013	21,695
Estimate for fiscal year 2014	10,213
Estimate for fiscal year 2015	9,953
Thereafter	18,747

(1)	The future amortization is inclusive of the finite lived intangible-assets and finite-lived tradename.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Note 4 — Income Taxes

The provision for income taxes consists of the following

	Fiscal Year Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Current portion:
Federal	$29,380	$1,127	$22,203
State	2,126	1,197	2,338
Foreign	4,406	5,398	4,475

	35,912	7,722	29,016

Deferred portion:
Federal	15,520	33,199	(1,026)
State	432	1,110	22
Foreign	29	(36)	(13)

	15,981	34,273	(1,017)

Provision for income taxes	$51,893	$41,995	$27,999

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows:

	As of
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Deferred tax assets related to:
Worker’s compensation accrual	$4,589	$5,956
Accrued vacation	6,777	6,593
Billed and unbilled reserves	2,077	2,683
Completion bonus allowance	4,572	5,269
Accrued severance	739	1,122
Accrued executive incentives	4,984	4,098
Depreciable assets	—	540
Legal reserve	4,102	6,146
Accrued health costs	1,367	726
Leasehold improvements	820	799
Interest rate swap	478	2,549
Suspended loss from consolidated partnership	3,572	8,056
FIN 48 deferred tax asset	10,522	5,955
Contract loss reserve	3,099	4,243
Other accrued liabilities and reserves	1,929	1,221

Total deferred tax assets	49,627	55,956

Deferred tax liabilities related to:
Joint ventures-equity method	(1,021)	(1,775)
Prepaid insurance	(2,164)	(8,878)
Customer intangibles	(20,507)	(11,659)
Unbilled receivables	(37,534)	(27,860)
DIFZ sale	(1,332)	(1,274)

Total deferred tax liabilities	(62,558)	(51,446)

Deferred tax (liabilities) assets, net	$(12,931)	$4,510

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Deferred tax assets and liabilities are reported as:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Current deferred tax (liabilities)	$(18,002)	$(8,278)
Non-current deferred tax assets	5,071	12,788

Deferred tax (liabilities) assets, net	$(12,931)	$4,510

In evaluating our deferred tax assets, we assess the need for any related valuation allowances or adjust the amount of any allowances, if necessary. We assess such factors as our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets in determining the need for or sufficiency of a valuation allowance. Based on this assessment, we concluded no valuation allowances were necessary as of April 2, 2010 and April 3, 2009.

A reconciliation of the statutory federal income tax rate to our effective rate is provided below:

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
Statutory rate	35.0%	35.0%	35.0%
State income tax, less effect of federal deduction	1.1%	1.4%	2.0%
Noncontrolling interests	(5.3)%	(5.5)%	1.5%
Other	1.1%	0.8%	0.0%

Effective tax rate	31.9%	31.7%	38.5%

Uncertain Tax Positions

We adopted the provisions of FIN No. 48 on March 31, 2007, which was incorporated into ASC 740 — Income Taxes. The amount of unrecognized tax benefits at April 2, 2010 was $12.7 million, of which $2.2 million would impact our effective tax rate if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Amounts in thousands)
Balance at March 31, 2007	$5,881
Additions for tax positions related to current year	1,619
Additions for tax positions taken in prior years
Reductions for tax positions of prior years	(4,786)
Settlements	—
Lapse of statute of limitations	—

Balance at March 31, 2008	$2,714
Additions for tax positions related to current year	4,023
Additions for tax positions taken in prior years	2,025
Reductions for tax positions of prior years
Settlements	(2,675)
Lapse of statute of limitations	—

Balance at April 3, 2009	$6,087
Additions for tax positions related to current year	1,907
Additions for tax positions taken in prior years	5,133
Reductions for tax positions of prior years
Settlements	(381)
Lapse of statute of limitations	—

Balance at April 2, 2010	$12,746

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on the results of operations or our financial position.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense in our Consolidated Statements of Income, which is consistent with the recognition of these items in prior reporting periods. We have recorded a liability of approximately $0.8 million and $0.2 million for the payment of interest and penalties for the years ended April 2, 2010 and April 3, 2009 respectively. For the year ended April 2, 2010, we recognized a net increase of approximately $0.6 million in interest and penalty expense.

We file income tax returns in U.S. federal and state jurisdictions and in various foreign jurisdictions. The statute of limitations is open for U.S. federal for our fiscal year 2008 forward. The statute of limitations for state income tax returns is open for our fiscal year 2005 and forward, with few exceptions, and foreign income tax examinations for the calendar year 2007 forward.

Note 5 — Accounts Receivable

Accounts Receivable, net consisted of the following:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Billed, net	$250,166	$220,501
Unbilled	614,990	343,931

Total	$865,156	$564,432

Unbilled receivables as of April 2, 2010 and April 3, 2009 include $44.5 million and $30.7 million, respectively, related to costs incurred on projects for which we have been requested by the customer to begin work under a new contract or extend work under an existing contract, and for which formal contracts or contract modifications have not been executed at the end of the respective periods. This amount includes contract claims of $0.9 million and $5.3 million as of April 2, 2010 and April 3, 2009, respectively. The balance of unbilled receivables consists of costs and fees billable immediately, on contract completion or other specified events, virtually all of which is expected to be billed and collected within one year.

Note 6 — 401(k) Savings Plans

Effective March 1, 2006, we established the DynCorp International Savings Plan (the “Savings Plan”). The Savings Plan is a participant-directed, defined contribution, 401(k) plan for the benefit of employees meeting certain eligibility requirements. The Savings Plan is intended to qualify under Section 401(a) of the U.S. Internal Revenue Code (the “Code”), and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Under the Savings Plan, participants may contribute from 1% to 50% of their earnings, except for highly compensated employees who can only contribute up to 10% of their gross salary. Contributions are made on a pre-tax basis, limited to annual maximums set by the Code. The current maximum contribution per employee is sixteen thousand five hundred dollars per calendar year. Company matching contributions are also made in an amount equal to 100% of the first 2% of employee contributions and 50% of the next 6%, up to $10,700 per calendar year are invested in various funds at the discretion of the participant. We incurred Savings Plan expense of approximately $11.6 million, $11.3 million and $10.7 million during fiscal years 2010, 2009 and 2008, respectively. All Savings Plan expenses are fully funded.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Note 7 — Long-Term Debt

Long-term debt, including the impact of the discount, consisted of the following:

	Fiscal Years Ended
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Term loans	$176,637	$200,000
9.5% senior subordinated notes	375,510	399,912

	552,147	599,912
Less current portion of long-term debt	(44,137)	(30,540)

Total long-term debt	$508,010	$569,372

Future maturities of long-term debt for each of the fiscal years subsequent to April 2, 2010 are as follows:

(Amounts in thousands)
2011	$44,137
2012	55,500
2013	453,219
2014	—
2015	—
Thereafter	—

Total long-term debt (including current portion) (1)	$552,856

(1)	The total payoff of $552.9 million is greater than total long-term debt carrying value totaling $552.1 million due to the impact of the unamortized discount.

Senior Secured Credit Facility

On July 28, 2008 we entered into a senior secured credit facility (the “Credit Facility”) consisting of a revolving credit facility of $200.0 million (including a letter of credit sub-facility of $125.0 million) (the “Revolving Facility”) and a senior secured term loan facility of $200.0 million (the “Term Loan”). The maturity date of the Credit Facility is August 15, 2012. To the extent that the letter of credit sub-facility is utilized, it reduces the borrowing capacity on the Revolving Facility.

On July 28, 2008, we borrowed $200.0 million under the Term Loan at the applicable three-month London Interbank Offered Rate (“LIBOR”) plus the applicable margin then in effect and issued an additional $125.0 million in 9.5% senior subordinated notes (see note below) to refinance the existing credit facility and term loan and pay certain transaction costs. The applicable margin for LIBOR as of April 2, 2010 was 2.25% per annum, resulting in an actual interest rate under the Term Loan of 2.53% as of April 2, 2010. The LIBOR rate is partially hedged through our swap agreements, as disclosed in Note 10. Deferred financing fees totaling $4.4 million were expensed in conjunction with the termination of the existing credit facility in the second quarter of fiscal year 2009. Deferred financing fees associated with the Credit Facility totaling $5.2 million were recorded in Other Assets on our consolidated balance sheet in fiscal year 2009. The unamortized deferred financing fees associated with the new Credit Facility totaled $3.5 million as of April 2, 2010. As of April 2, 2010, we had $176.6 million outstanding under our Term Loan at LIBOR plus the Applicable Margin.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Borrowings under the Revolving Facility bear interest at a rate per annum equal to either the Base Rate plus an applicable margin determined by reference to the leverage ratio, as set forth in the Credit Facility (“Applicable Margin”) or LIBOR plus the Applicable Margin. As of April 2, 2010 and April 3, 2009, we had no outstanding borrowings under the Revolving Facility.

On March 6, 2009 we entered into an amendment of our existing secured credit agreement dated as of July 28, 2008 with Wachovia Bank, National Association, as Administrative Agent. In addition to certain other changes, the amendment reduced certain excess cash flow repayment requirements as defined under the Credit Facility and expanded the current ability to repurchase our common stock and include the right to redeem a portion of the 9.5% senior subordinated notes due 2013. As further described in Note 9, our board of directors approved a plan in fiscal year 2009 that allowed for $25 million in repurchases for a combination of common stock and/or senior subordinated notes per fiscal year during fiscal years 2009 and 2010.

Our available borrowing capacity under the Revolving Facility totaled $170.0 million at April 2, 2010, which gives effect to $30.0 million of outstanding letters of credit under the letter of credit sub-facility. With respect to each letter of credit, a quarterly commission in an amount equal to the face amount of such letter of credit multiplied by the Applicable Margin and a nominal fronting fee are required to be paid. The combined rate as of April 2, 2010 was 2.375%.

We are required, under certain circumstances as defined in our Credit Facility, to use a percentage of cash generated from operations to reduce the outstanding principal of our Term Loan. Based on the fiscal year 2010 financial performance and ending balances, we do not expect to be required to make such a payment.

The Credit Facility contains various financial covenants, including minimum interest and leverage ratios, and maximum capital expenditures limits. Non-financial covenants restrict our ability to dispose of assets; incur additional indebtedness, prepay other indebtedness or amend certain debt instruments; pay dividends; create liens on assets; enter into sale and leaseback transactions; make investments, loans or advances; issue certain equity instruments; make acquisitions; engage in mergers or consolidations or engage in certain transactions with affiliates; and otherwise restrict certain corporate activities. We were in compliance with these various financial covenants as of April 2, 2010. A change of control is an Event of Default under the Credit Facility and triggers certain rights and remedies of the Lenders including acceleration of the obligations. A change of control would be triggered in the event we close the proposed Merger. We anticipate that all outstanding indebtedness under the Credit Facility will be repaid concurrently with the proposed Merger.

The fair value of our borrowings under our Credit Facility approximates 99.5% of the carrying amount based on quoted values as of April 2, 2010.

9.5% Senior Subordinated Notes

In February 2005, we completed an offering of $320.0 million in aggregate principal amount of our 9.5% senior subordinated notes due on February 15, 2013. Proceeds from the original issuance of the senior subordinated notes, net of fees, were $310.0 million and were used to pay the consideration for, and fees and expenses relating to our 2005 formation as an independent company from Computer Sciences Corporation. Interest on the senior subordinated notes is due semi-annually. The senior subordinated notes are general unsecured obligations of our Operating Company, DynCorp International LLC, and certain guarantor subsidiaries of DynCorp International LLC, and contain certain covenants and restrictions, which limit our Operating Company’s ability to pay us dividends.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

In July 2008, we completed an offering in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended, of $125.0 million in aggregate principal amount of additional 9.5% senior subordinated notes under the same indenture as the senior subordinated notes issued in February 2005. Net proceeds from the additional offering of senior subordinated notes, combined with proceeds from the Credit Facility, were used to refinance the then existing senior secured credit facility, to pay related fees and expenses and for general corporate purposes. The additional senior subordinated notes also mature on February 15, 2013. The additional senior subordinated notes were issued at approximately a 1.0% discount totaling $1.2 million. Deferred financing fees associated with this offering totaled $4.7 million. The unamortized deferred financing fees as of April 2, 2010 for all of the senior subordinated notes totaled $6.2 million.

The senior subordinated notes contain various covenants that restrict our ability to make certain payments including declaring or paying certain dividends, purchasing or retiring certain equity interests, prepaying or retiring indebtedness subordinated to the Notes, or make certain investments unless we meet certain financial thresholds including a Fixed Coverage Ratio (as defined in the Notes) above 2.0. Additionally, the Notes restrict our ability to incur additional indebtedness; sell assets, engage in certain transactions with affiliates; create liens on assets; make acquisitions; engage in mergers or consolidations; and otherwise restrict certain corporate activities. We were in compliance with these various financial covenants as of April 2, 2010.

We can redeem the senior subordinated notes, in whole or in part, at defined redemption prices, plus accrued interest to the redemption date. The senior subordinated notes may require us to repurchase the senior subordinated notes at defined prices in the event of certain specified triggering events, including but not limited to certain asset sales, change-of-control events, and debt covenant violations. In fiscal year 2009, under a Board authorized program, we redeemed approximately $16.1 million face value of our senior subordinated notes in the open market for $15.4 million, including transaction fees. The repurchases, when including the impact of the discount and deferred financing fees, produced an overall gain of $0.3 million. In fiscal year 2010, under the same board authorized program, we redeemed approximately $24.7 million face value of our senior subordinated notes in the open market for $24.3 million, including transaction fees. The repurchases, when including the impact of the discount and deferred financing fees, produced an overall debt extinguishment loss of $0.1 million.

The fair value of the senior subordinated notes is based on their quoted market value. As of April 2, 2010, the quoted market value of the senior subordinated notes was approximately 102.2% of stated value. The fiscal year 2010 effective interest rate for the entire outstanding senior subordinated note principal balance as of April 2, 2010 was 9.6%, including the impact of the discount.

A change of control under the senior subordinated notes requires a cash tender offer for the outstanding bonds at a set price of 101% of the principal plus accrued and unpaid interest. The holders under the senior subordinated notes have the right to reject the tender offer and if so, these notes would stay outstanding.

Note 8 — Commitments and Contingencies

Commitments

We have operating leases for the use of real estate and certain property and equipment, which are either non-cancelable, cancelable only by the payment of penalties or cancelable upon one month’s notice. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in base rents, utilities and property taxes. Rental expense was $55.6 million, $55.0 million and $54.9 million for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Minimum fixed rentals non-cancelable for the next five years and thereafter under operating leases in effect as of April 2, 2010, are as follows:

	Real Estate	Equipment	Total
Fiscal Year	(Amounts in thousands)
2011	$11,892	$4,341	$16,233
2012	11,613	4,220	15,833
2013	11,449	3,945	15,394
2014	9,290	3,658	12,948
2015	7,469	3,603	11,072
Thereafter	26,303	14,100	40,403

Total	$78,016	$33,867	$111,883

We have no significant long-term purchase agreements with service providers.

Contingencies

General Legal Matters

We are involved in various lawsuits and claims that have arisen in the normal course of business. In most cases, we have denied, or believe we have a basis to deny any liability. Related to these matters, we have recorded reserves totaling approximately $11.4 million as of April 2, 2010. While it is not possible to predict with certainty the outcome of litigation and other matters discussed below, we believe that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long term.

Pending litigation and claims

On May 14, 2008, a jury in the Eastern District of Virginia found against us in a case brought by a former subcontractor, Worldwide Network Services (“WWNS”), on two Department of State (“DoS”) contracts, in which WWNS alleged racial discrimination, tortuous interference and certain other claims. WWNS was awarded approximately $20.5 million in compensatory, contractual and punitive damages and attorneys’ fees, and we were awarded approximately $0.2 million on a counterclaim. On February 2, 2009, we filed an appeal with respect to this matter. On February 12, 2010, the Court of Appeals vacated $10 million in punitive damages, remanded the case for a new trial on punitive damages, and imposed a $350,000 cap on any possible new punitive damages award. WWNS filed a petition seeking re-hearings, which the Court denied. We have reversed the previously accrued punitive damages of $10 million, creating a reduction in Selling, general and administrative expenses. As of the date of this report, we believe we have adequate reserves recorded for this matter.

On December 4, 2006, December 29, 2006, March 14, 2007 and April 24, 2007, four lawsuits were served, seeking unspecified monetary damages against DynCorp International LLC and several of its former affiliates in the U.S. District Court for the Southern District of Florida, concerning the spraying of narcotic plant crops along the Colombian border adjacent to Ecuador. Three of the lawsuits, filed on behalf of the Provinces of Esmeraldas, Sucumbíos, and Carchi in Ecuador, allege violations of Ecuadorian law, international law, and statutory and common law tort violations, including negligence, trespass, and nuisance. The fourth lawsuit, filed on behalf of citizens of the Ecuadorian provinces of Esmeraldas and Sucumbíos, alleges personal injury, various counts of negligence, trespass, battery, assault, intentional infliction of emotional distress, violations of the Alien Tort Claims Act and various violations of international law. The four lawsuits were consolidated, and based on our

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

motion granted by the court, the case was subsequently transferred to the U.S. District Court for the District of Columbia. On March 26, 2008, a First Amended Consolidated Complaint was filed that identified 3,266 individual plaintiffs. As of January 12, 2010, 1,256 of the plaintiffs have been dismissed by court orders. The amended complaint does not demand any specific monetary damages; however, a court decision against us, although we believe to be remote, could have a material adverse effect on our results of operations and financial condition, if we are unable to seek reimbursement from the DoS. The aerial spraying operations were and continue to be managed by us under a DoS contract in cooperation with the Colombian government. The DoS contract provides indemnification to us against third-party liabilities arising out of the contract, subject to available funding.

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

Arising out of the litigation described in the preceding two paragraphs, on September 22, 2008, we filed a separate lawsuit against our aviation insurance carriers seeking defense and coverage of the referenced claims. On November 9, 2009, the court granted our Partial Motion for Summary Judgment regarding the duty to defend, and the carriers have paid the majority of the litigation expenses. In a related action, the carriers filed a lawsuit against us on February 5, 2009, seeking rescission of certain aviation insurance policies based on an alleged misrepresentation by us concerning the existence of certain of the lawsuits relating to the eradication of narcotic plant crops. On May 19, 2010, our aviation insurance carriers filed a complaint against us seeking reformation of previously provided insurance policies and the elimination of coverage for aerial spraying. The Company believes that the claims asserted by the insurance carriers are without merit and we will defend against them vigorously.

Litigation Relating to the Merger

On April 16, 2010, a putative class action complaint was commenced against us, our directors, Cerberus, and Cerberus’ acquisition entities in the Delaware Court. In this action, captioned Shawn K. Naito v. DynCorp International Inc. et al., C.A. No. 5419–VCS, the plaintiff purports to bring the action on behalf of the public stockholders of the Company, and seeks, among other things, equitable relief, to enjoin the consummation of the Merger, and fees and costs. Plaintiff alleges in the complaint that our directors breached their fiduciary duties by, among other things, agreeing to the proposed Merger in which the consideration is unfair and inadequate, failing to take steps to maximize stockholder value, and putting their own interests above those of our stockholders. The complaint further alleges that Cerberus, Parent and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties. On May 7, 2010, we filed an answer that denied the material substantive allegations of the complaint. On May 10, 2010, Cerberus and its acquisition entities filed an answer that denied the material substantive allegations of the complaint. On May 14, 2010, plaintiff filed a motion to amend its complaint to assert

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

certain alleged failures of disclosure in the Company’s preliminary proxy statement previously filed with the SEC. Such motion was granted by the Court on May 18, 2010. The proposed amended complaint continues to challenge the Board’s discharge of its fiduciary duties in connection with the negotiation of the Merger. On June 2, 2010, we and our directors, as well as Cerberus and its acquisition entities, filed respective answers denying the material substantive allegations of the amended complaint. Meanwhile, plaintiff filed a motion for a preliminary injunction of the Merger on May 17, 2010, and the court has scheduled a hearing to adjudicate that motion on June 17, 2010.

On April 30, 2010, we, our directors and Cerberus’ acquisition entities were named as defendants in a putative class action complaint, captioned Kevin V. Meehan v. Robert McKeon et al., C.A. No. 1:10CV 446, filed in the U.S. District Court in the Eastern District of Virginia. In the complaint, the plaintiff purports to represent a class of stockholders and seeks, among other things, equitable relief, including to enjoin us and Cerberus’ acquisition entities from consummating the Merger, in addition to fees and costs. Plaintiff alleges in the complaint that our directors breached their fiduciary duties by, among other things, failing to engage in an honest and fair sale process. The complaint further alleges that the Company and Cerberus’ acquisition entities aided and abetted the directors’ purported breaches. On May 17, 2010 plaintiff filed an amended complaint asserting claims under Section 14a of the Exchange Act, challenging disclosures and alleged omissions in the Company’s proxy statement. On May 19, 2010 plaintiff filed a motion to expedite the case. On May 21, 2010 defendants filed a motion to dismiss the amended complaint and, on May 24, 2010, filed a motion for abstention, asking the court to abstain from proceeding with the case in favor of the substantively similar and earlier-filed action in Delaware described above. On May 27, 2010, the court denied plaintiff’s motion to expedite discovery. The Federal Court has set a hearing on our motions to dismiss and for abstention for June 18, 2010. In addition, following denial of the plaintiff’s motion to expedite discovery in this action, plaintiff’s counsel agreed to coordinate his discovery efforts with the plaintiffs in the Delaware action.

The Company believes that the claims asserted in the Naito and Meehan actions are without merit.

U.S. Government Investigations

We primarily sell our services to the U.S. government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. government who investigate whether our operations are being conducted in accordance with these requirements, including as previously disclosed in our periodic filings, the Special Inspector General for Iraq Reconstruction report regarding certain reimbursements and the U.S. Department of State Office of Inspector General’s records subpoena with respect to CIVPOL. Such investigations, whether related to our U.S. government contracts or conducted for other reasons, could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed upon us, or could lead to suspension or debarment from future U.S. government contracting. U.S. government investigations often take years to complete and many result in no adverse action against us. We do not believe that any adverse actions arising from such matters would have a material adverse effect on our results of operations, consolidated financial condition or liquidity over the long term.

As previously disclosed in our periodic filings, we identified certain payments made on our behalf by two subcontractors to expedite the issuance of a limited number of visas and licenses from a foreign government’s agencies that may raise compliance issues under the U.S. Foreign Corrupt Practices Act. We retained outside counsel to investigate these payments. In November 2009, we voluntarily brought this matter to the attention of the U.S. Department of Justice and the SEC. We are cooperating with the government’s review of this matter. We are also continuing our evaluation of our internal policies and procedures. We cannot predict the ultimate consequences of this matter at this time, nor can we reasonably estimate the potential liability, if any, related to

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

this matter. However, based on the facts currently known, we do not believe that this matter will have a material adverse effect on our business, financial condition, results of operations or cash flow. We have not recorded any reserves with respect to this matter.

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

We are currently under audit by the Internal Revenue Service (“IRS”) for employment taxes covering the calendar years 2005 through 2007. In the course of the audit process, the IRS has questioned our treatment of exempting from U.S. employment taxes all U.S. residents working abroad for a foreign subsidiary. While we believe our treatment with respect to employment taxes, for these employees, was appropriate, a negative outcome on this matter could result in a potential liability, including penalties, up to approximately $113.8 million related to these calendar years.

Contract Matters

During the first quarter of fiscal year 2009 we terminated for cause a contract to build the Akwa Ibom International Airport for the State of Akwa Ibom in Nigeria. Consequently, we terminated certain subcontracts and purchase orders the customer advised us it did not want to assume. Based on our experience with this particular Nigerian state government customer, we believe it likely the customer will challenge our termination of the contract for cause and initiate legal action against us. Our termination of certain subcontracts not assumed by the customer, including our actions to recover against advance payment and performance guarantees established by the subcontractors for our benefit is being challenged in certain instances. Although we believe our right to terminate this contract and such subcontracts was justified and permissible under the terms of the contracts, and we intend to rigorously contest any claims brought against us arising out of such terminations, if courts were to conclude that we were not entitled to terminate one or more of the contracts and damages were assessed against us, such damages could have a material adverse effect on our results of operations or financial condition. At this time, any such damages are not estimable.

In November 2009, a U.S. grand jury indicted one of our collaborative partners on the LOGCAP IV contract, Agility, on charges of fraud and conspiracy, alleging that it overcharged the U.S. Army on $8.5 billion worth of contracts to provide food to soldiers in Iraq, Kuwait and Jordan. Although Agility is associated with our LOGCAP IV collaborative arrangement, these allegations were in no way related to the work performed under

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

LOGCAP IV. Effective December 16, 2009, we removed Agility as a collaborative partner on the LOGCAP IV contract and terminated the work under existing task orders. In April 2010, Agility filed an arbitration demand, asserting claims for breach of contract, fiduciary duty and unjust enrichment. Agility is seeking a declaration that it is entitled to a 30% share of the LOGCAP IV fees over the life of the contract. We have filed a request to dismiss the arbitration demand. We believe our right to remove Agility as a collaborative partner was justified and permissible. We intend to vigorously defend against Agility’s claims.

Credit Risk

We are subject to concentrations of credit risk primarily by virtue of our accounts receivable. Departments and agencies of the U.S. federal government account for all but minor portions of our customer base, minimizing this credit risk. Furthermore, we continuously review all accounts receivable and recorded provisions for doubtful accounts.

Risk Management Liabilities and Reserves

We are insured for domestic worker’s compensation liabilities and a significant portion of our employee medical costs. However, we bear risk for a portion of claims pursuant to the terms of the applicable insurance contracts. We account for these programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by purchasing stop-loss insurance policies for significant claims incurred for both domestic worker’s compensation liabilities and medical costs. Our exposure under the stop-loss policies for domestic worker’s compensation and medical costs is limited based on fixed dollar amounts. For domestic worker’s compensation and employer’s liability under state and federal law, the fixed-dollar amount of stop-loss coverage is $1.0 million per occurrence on most policies; but, $0.25 million on a California based policy. For medical costs, the fixed dollar amount of stop-loss coverage is from $0.25 million to $0.75 million for total costs per covered participant per calendar year.

NOTE 9 — Shareholders’ Equity

Treasury Shares

In fiscal year 2009, our board of directors authorized us to repurchase up to $25.0 million, of our common stock and/or senior subordinated notes during fiscal years 2009 and 2010. Under this authorization, the securities could be repurchased from time to time in the open market or through privately negotiated transactions at our discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations.

During fiscal year 2009, we purchased 693,200 of our shares for $8.6 million. During fiscal year 2010, we purchased 54,900 shares for $0.7 million. We also issued 34,296 shares to settle vested RSUs in fiscal year 2010. We have 713,804 treasury shares as of April 2, 2010. The board approval ended on April 2, 2010. The repurchases of senior subordinated notes is discussed in Note 7.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance included unrealized foreign currency losses and interest rate swaps designated as cash flow hedges as of April 2, 2010 and April 3, 2009. The balance in accumulated other comprehensive loss related to unrealized foreign currency losses, net of tax, was $0.4 million and

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

$0.5 million as of April 2, 2010 and April 3, 2009, respectively. The balance in accumulated other comprehensive loss related to interest rate swaps, net of tax, was $0.7 million and $4.0 million as of April 2, 2010 and April 3, 2009, respectively.

Note 10 — Interest Rate Derivatives

As of April 2, 2010, our derivative instruments consisted of two interest rate swap agreements. The $168.6 million derivative is designated as a cash flow hedge that effectively fixes the interest rate on the applicable notional amount of our variable rate debt. The $31.4 million swap derivative no longer qualifies for hedge accounting as it continues to be fully dedesignated as of April 2, 2010.

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Expiration Date
	(Amounts in thousands)
April 2007	$168,620	4.975%	3-month LIBOR	May 2010
April 2007	$31,380	4.975%	3-month LIBOR	May 2010

*	Plus applicable margin (2.25% as of April 2, 2010).

During fiscal 2010, we paid $8.9 million in net settlements and incurred $8.3 million of expenses, of which $7.8 million was recorded to interest expense and $0.5 million was recorded to other (loss)/income. During fiscal year 2009, we paid $5.8 million in net settlements and incurred $6.5 million of expenses, of which $5.3 million was recorded to interest expense and $1.2 million was recorded to other (loss)/income.

Amounts are reclassified from accumulated other comprehensive income into earnings as net cash settlements occur, changes from quarterly derivative valuations are updated, new circumstances dictating the disqualification of hedge accounting and adjustments for cumulative ineffectiveness are recorded.

The fair values of our derivative instruments and the line items on the Consolidated Balance Sheet to which they were recorded as of April 2, 2010 and April 3, 2009 are summarized as follows (amounts in thousands):

Derivatives designated as hedges under ASC 815	Balance Sheet Location	Fair Value at April 2, 2010	Fair Value at April 3, 2009
Interest rate swaps	Other accrued liabilities	$1,385	$5,259
Interest rate swaps	Other long-term liabilities	—	957

	Total	$1,385	$6,216

Derivatives not designated as hedges under ASC 815	Balance Sheet Location	Fair Value at April 2, 2010	Fair Value at April 3, 2009
Interest rate swaps	Other accrued liabilities	$249	$893
Interest rate swaps	Other long-term liabilities	—	182

	Total	$249	$1,075

Total Derivatives		$1,634	$7,291

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

The effects of our derivative instruments on other comprehensive income (“OCI”) and our Consolidated Statements of Income for the fiscal year ended April 2, 2010 is summarized as follows (amounts in thousands):

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815	Change in OCI from Gains (Losses) Recognized in OCI on Derivatives (Effective Portion) Fiscal Year ended April 2, 2010	GAINS (LOSSES) RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		GAINS (LOSSES) RECOGNIZED IN INCOME ON DERIVATIVES (INEFFECTIVE PORTION)
		Line Item in Statements of Income	Amount	Line Item in Statements of Income	Amount
Interest rate derivatives	$(5,085)	Interest expense	$(7,789)	Other (loss)/income, net	$—

Total	$(5,085)		$(7,789)		$—

The effects of our derivative instruments on OCI and our Consolidated Statements of Income for the fiscal year ended April 3, 2009 is summarized as follows (amounts in thousands):

Derivatives Designated as Cash Flow Hedging Instruments under ASC 815	Change in OCI from Gains (Losses) Recognized in OCI on Derivatives (Effective Portion) Fiscal Year ended April 3, 2009	GAINS (LOSSES) RECLASSIFIED FROM ACCUMULATED OCI INTO INCOME (EFFECTIVE PORTION)		GAINS (LOSSES) RECOGNIZED IN INCOME ON DERIVATIVES (INEFFECTIVE PORTION)
		Line Item in Statements of Income	Amount	Line Item in Statements of Income	Amount
Interest rate derivatives	$5,039	Interest expense	$(5,628)	Other (loss)/income, net	$370

Total	$5,039		$(5,628)		$370

The expenses incurred on the portion of the derivatives that did not qualify for hedge accounting is as follows for the fiscal years ended April 2, 2010 and April 3, 2009 (amounts in thousands).

	AMOUNT OF GAIN OR (LOSS) RECOGNIZED IN INCOME ON DERIVATIVE	Fiscal Year Ended April 2, 2010	Fiscal Year Ended April 3, 2009
Derivatives not Designated as Hedging Instruments under ASC 815	Line Item in Statements of Income	Amount	Amount
Interest rate derivatives	Other (loss)/income, net	$(501)	$(1,245)

Total		$(501)	$(1,245)

As of April 2, 2010, we estimate that $1.1 million of losses associated with the interest rate swap related to $168.6 million of notional debt included in accumulated other comprehensive income will be reclassified into earnings over the remaining life of the derivative which expired in May 2010. The other interest rate swap does not qualify for hedge accounting and has been marked to market, which generated a $0.2 million liability as of April 2, 2010. See Note 17 for fair value disclosures associated with these derivatives.

Note 11 — Equity-Based Compensation

As of April 2, 2010, we have provided equity-based compensation through the granting of Class B interests in DIV Holding LLC, the largest holder of our common stock and the granting of RSUs under our 2007 Omnibus

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Incentive Plan (the “2007 Plan”). All of our equity-based compensation is accounted for under ASC 718 — Compensation-Stock Compensation. Under this method, we recorded equity-based compensation expense of $2.9 million, $1.9 million and $4.6 million during fiscal years 2010, 2009 and 2008, respectively.

Class B Equity

Between fiscal years 2006 and 2009, certain members of management and outside directors were granted Class B interests in DIV Holding LLC, the largest holder of our stock. DIV Holding LLC conducts no operations and was established for the purpose of holding equity in our Company. At April 2, 2010, April 3, 2009 and March 28, 2008, the aggregate individual grants owned by current and former management and directors represented approximately 4.6%, 4.7% and 6.2% of the ownership in DIV Holding LLC, respectively. The vested ownership percentage in DIV Holding LLC by Class B members totaled 4.3%, 3.7% and 2.8% as of April 2, 2010, April 3, 2009 and March 28, 2008, respectively.

The Class B interests are subject to either four-year or five-year graded vesting schedules with any unvested interest reverting to the holders of Class A interests in the event they are forfeited or repurchased. Class B interests are granted with no exercise price or expiration date. Pursuant to the terms of the operating agreement governing DIV Holding LLC, the holders of Class B interest are entitled to receive their respective ownership’s proportional interest of all distributions made by DIV Holding LLC provided the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. Additionally, DIV Holding’s operating agreement limits Class B interests to 7.5% in the aggregate.

Pursuant to the terms of the operating agreement governing DIV Holding LLC, since our shares are publicly traded, Class B interests may be redeemed at the end of any fiscal quarter for our stock or cash at the discretion of Veritas Capital on thirty days written notice upon the later of June 30, 2010 or the date said Class B member is no longer subject to reduction. Class B members remain subject to reduction until the earlier of such Class B member’s fourth or fifth employment/directorship anniversary, depending upon the terms of such member’s employment agreement, date of termination, or change in our control.

The grant date fair value of the Class B interest granted through fiscal year 2010 was $18.3 million. We performed a fair value analysis of the Class B interests granted prior to the initial public offering (“IPO”) using a discounted cash flow technique to arrive at a fair value of the Class B interest of $7.6 million at March 31, 2006. For the Class B interests issued prior to the IPO, our fair value analysis was based on a market value model that included the impact of the DIV Holding LLC ownership percentage, the remaining preference to Class A holders, and a discount for lack of marketability. The discount for lack of marketability for each grant was estimated on the date of grant using the Black- Scholes-Merton put-call parity relationship computation with the following weighted average assumptions for periods as indicated below. For the Class B interests issued after the IPO, our fair value analysis was based on a market value model that included the aforementioned variables as well as the impact of our stock price and outstanding common shares.

	Fiscal Years Ended
	April 2, 2010 (1)	April 3, 2009	March 28, 2008
Risk-free interest rate	—	4.3%	4.4%
Expected volatility	—	43%	47%
Expected lives (for Black-Scholes model input)	—	4.6 years	4.7 years
Annual rate of quarterly dividends	—	0%	0%

(1)	There were no grants of Class B interests in fiscal year 2010.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Since these Class B interests are redeemed through our currently outstanding stock held by DIV Holding LLC or cash, no potential dilutive effect exists in relation to these interests. Additionally, DIV Holding LLC has the responsibility to settle the Class B interests so vested Class B interests will never be our liabilities. DIV Holding LLC held 20,899,034 of our 56,286,196 outstanding shares of stock at April 2, 2010. Class B activity during fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 is summarized in the table below:

	% Interest in DIV Holding	Grant Date Fair Value
	(Amounts in thousands)
Balance March 30, 2007	6.3%	$13,284
Fiscal Year 2008 Grants	0.0%	109
Fiscal Year 2008 Forfeitures	(0.1)%	(145)

Balance March 28, 2008	6.2%	$13,248
Fiscal Year 2009 Grants	0.2%	867
Fiscal Year 2009 Forfeitures	(1.7)%	(4,446)

Balance April 3, 2009	4.7%	$9,669
Fiscal Year 2010 Forfeitures	(0.1)%	(354)

Balance April 2, 2010	4.6%	$9,315

	% Interest in DIV Holding	Grant Date Fair Value
	(Amounts in thousands)
March 31, 2006 Nonvested	5.2%	$6,205
March 30, 2007 Nonvested	4.3%	$10,486
March 28, 2008 Nonvested	3.4%	$8,607
April 3, 2009 Nonvested	1.0%	$2,719
April 2, 2010 Nonvested	0.3%	$1,068

Assuming each grant of Class B interest outstanding as of April 2, 2010 fully vests, we will recognize additional non-cash compensation expense as follows:

(Amounts in thousands)
Fiscal year ended April 1, 2011	183
Fiscal year ended March 31, 2012 and thereafter	62

Total	$245

The proposed Merger would constitute a change in control. In the event of a change of control, all outstanding Class B interests would vest immediately.

2007 Omnibus Equity Incentive Plan

In August 2007, our shareholders approved the adoption of the 2007 Plan. Under the 2007 Plan, there are 2,250,000 of our authorized shares of Class A common stock reserved for issuance. The 2007 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and other share-based awards and provides that the Compensation Committee, which administers the 2007 Plan, may also make awards of performance shares, performance units or performance cash incentives subject to the satisfaction of specified performance criteria to be established by the Compensation Committee prior to the applicable grant date. Our employees, employees of our subsidiaries and non-employee members of the Board are eligible to be selected to participate in the 2007 Plan at the discretion of the Compensation Committee.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Starting in fiscal year 2008, the Compensation Committee approved the grant of RSUs to certain key employees (“2007 Participants”). The grants were made pursuant to the terms and conditions of the 2007 Plan and are subject to award agreements between us and each 2007 Participant. 2007 Participants vest in RSUs over the corresponding service periods based on vesting terms, which are generally one to three years. The RSUs have assigned value equivalent to our common stock and may be settled in cash or shares of our common stock at the discretion of the Compensation Committee. The first performance based RSUs were granted in fiscal year 2009 with similar terms, except for performance criteria.

During fiscal year 2010, we granted 36,550 service based RSUs and 571,900 performance based RSUs to certain key employees. The performance based RSU awards are tied to our financial performance, specifically fiscal year 2011 EBITDA (earnings before interest, taxes, depreciation and amortization), and cliff vest upon achievement of this target. The payouts are scaled based on actual performance results with a potential payout range of 50% to 150%. Based on current estimates, the costs of these awards are being accrued with the expectation of a 100% achievement of the performance goal.

In addition to employee grants, 14,706 service-based RSUs were granted to Board members. These awards vest within one year of grant, but include a post-vesting restriction of six months after the applicable directors’ Board service ends. The RSUs have assigned value equivalent to our common stock and may be settled in cash or shares of our common stock at the discretion of the Compensation Committee of the Board.

In connection with a change of control where the consideration is solely in the form of cash, such as the proposed Merger, all RSUs held by our directors and employees at the effective date of such change in control will vest immediately.

A summary of RSU activity during fiscal year 2010 under the 2007 Plan is as follows:

	Outstanding RSUs	Weighted Average Grant Date Fair Value
Outstanding, March 30, 2007	—	$—
Units granted	161,550	$21.48
Units cancelled	(1,950)	$21.19
Units vested	—	$—

Outstanding, March 28, 2008	159,600	$21.49
Units granted	307,945	$15.53
Units forfeited	(66,100)	$19.04
Units vested and settled	(55,550)	$21.32

Outstanding, April 3, 2009	345,895	$16.71
Units granted	623,156	$16.91
Units forfeited	(113,103)	$16.75
Units vested and settled	(73,550)	$17.92

Outstanding, April 2, 2010	782,398	$16.75

In accordance with ASC 718 and our policy, we recognize compensation expense related to the RSUs on a graded schedule over the requisite service period, net of estimated forfeitures. Compensation expense related to RSUs was approximately $2.5 million for the fiscal year ended April 2, 2010. Additionally, all RSUs have been determined to be liability awards; therefore, the fair value of the RSUs is remeasured at each financial reporting date as long as they remain liability awards. The estimated fair value of the RSUs was approximately $13.1 million, net

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

of forfeitures, based on the closing market price of our stock on the grant date. The estimated fair value of all RSUs, net of forfeitures, was approximately $9.1 million based on the closing market price of our stock on April 2, 2010. During fiscal year 2010, 73,550 RSU awards vested and were settled. We paid $0.3 million in cash to settle 18,450 of these awards and settled 55,100 awards by issuing 34,296 treasury shares, net of payroll tax withholding. As of April 2, 2010, 15,795 units were vested but unsettled.

Assuming the RSUs outstanding as of April 2, 2010 fully vest, net of estimated forfeitures, we will recognize the related compensation expense as follows based on the value of these liability awards based on our April 2, 2010 stock price:

(Amounts in thousands)
Fiscal year ended April 2, 2011	$3,063
Fiscal year ended April 1, 2012	2,143
Fiscal year ended March 31, 2013 and thereafter	929

Total	$6,135

Note 12 — Composition of Certain Financial Statement Captions

The following tables present financial information of certain consolidated balance sheet captions

Prepaid expenses and other current assets — Prepaid expenses and other current assets were:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Prepaid expenses	$37,974	$61,570
Inventories	14,797	10,840
Available-for-sale inventory	2,250	—
Work-in-process	22,034	33,885
Joint venture receivables	5,188	2,491
Other current assets	13,916	15,428

Total	$96,159	$124,214

Prepaid expenses include prepaid insurance, prepaid vendor deposits, and prepaid rent, none of which individually exceed 5% of current assets. We value our inventory at lower of cost or market. Available-for-sale-inventory is made up of two helicopters that will not be deployed on existing programs. During fiscal year 2010, we recorded $1.2 million of impairment charges to the available-for-sale helicopters on the GPSS segment. The available-for-sale value at April 2, 2010 was based on a preliminary sales price to a potential buyer.

Property and equipment, net — Property and equipment, net were:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Helicopters	$37,011	$—
Computers and other equipment	13,668	13,466
Leasehold improvements	8,818	7,435
Office furniture and fixtures	6,697	6,066

Gross property and equipment	66,194	26,967
Less accumulated depreciation	(10,961)	(8,629)

Property and equipment, net	$55,233	$18,338

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Depreciation expense was $3.7 million, $3.2 million, and $3.3 million, respectively, for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008 including certain depreciation amounts classified as Cost of services. Accumulated depreciation was $11.0 million and $8.6 million at as of April 2, 2010 and April 3, 2009, respectively. The helicopters that are included with Property and equipment were not placed in service as of April 2, 2010.

Other assets, net — Other assets, net were:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Deferred financing costs, net	$9,661	$13,828
Investment in affiliates	7,696	8,982
Palm promissory notes, long-term portion	5,900	6,631
Phoenix retention asset	4,765	—
Other	2,394	2,627

Total	$30,416	$32,068

Deferred financing cost is amortized through interest expense. Amortization related to deferred financing costs was $4.2 million, $3.7 million and $3.0 million for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively.

Accrued payroll and employee costs — Accrued payroll and employee costs were:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Wages, compensation and other benefits	$109,827	$108,879
Accrued vacation	28,958	26,329
Accrued contributions to employee benefit plans	2,347	2,785

Total	$141,132	$137,993

Other accrued liabilities — Accrued liabilities were:

	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Deferred revenue	$30,524	$30,739
Insurance expense	29,912	28,061
Interest expense and short-term swap liability	6,681	11,688
Contract losses	8,615	11,730
Legal matters	11,402	16,993
Unrecognized tax benefit	10,211	5,539
Subcontractor retention	4,365	845
Other	9,488	5,995

Total	$111,198	$111,590

Deferred revenue is primarily due to payments in excess of revenue recognized. Contract losses relate to accrued losses recorded on certain Afghanistan construction contracts.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Note 13 — Segment and Geographic Information

As mentioned in Item 1 and Note 3, we changed our operating segment structure in the beginning of fiscal year 2010. Our operations are aligned into three divisions, each of which constitutes an operating segment; GSDS, GPSS and GLS. Our GPSS operating segment provides services domestically and in foreign countries under contracts with the U.S. government and some foreign customers, whereas our GSDS and GLS operating segments primarily provide services in foreign countries with the U.S. government as the primary customer. All three segments operate principally within a regulatory environment subject to governmental contracting and accounting requirements, including Federal Acquisition Regulations, Cost Accounting Standards and audits by various U.S. federal agencies.

Each operating segment provides different services and involves different strategies and risks with a President, who reports directly to our CEO. For decision-making purposes, our CEO uses financial information generated and reported at the operating segment level. We evaluate segment performance and allocate resources based on factors such as each segment’s operating income, working capital requirements and backlog. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the financial information of the reportable segments reconciled to the amounts reported in the consolidated financial statements.

	Fiscal Years Ended
	April 2, 2010	April 3, 2009	March 28, 2008
	(Amounts in thousands)
Revenue
Global Stabilization and Development Solutions	$1,636,242	$1,085,229	$972,964
Global Platform Support Solutions	1,213,666	1,311,959	1,163,586
Global Linguist Services	734,086	709,132	3,566
Corporate (1)	2,744	—	—
Elimination	(1,476)	(5,227)	(355)

Total reportable segments	$3,585,262	$3,101,093	$2,139,761

Operating income (loss)
Global Stabilization and Development Solutions	$74,409	$49,560	$94,687
Global Platform Support Solutions	90,584	98,702	31,466
Global Linguist Services	44,906	39,729	(6,150)
Corporate (1)	1,730	—	—

Total reportable segments	$211,629	$187,991	$120,003

Depreciation and amortization
Global Stabilization and Development Solutions	$21,272	$19,655	$21,533
Global Platform Support Solutions	19,755	20,217	20,176
Global Linguist Services	612	685	464

Total reportable segments (2)	$41,639	$40,557	$42,173

Assets
Global Stabilization and Development Solutions	$1,056,732	$594,206	$659,754
Global Platform Support Solutions	492,759	510,583	593,279
Global Linguist Services	125,570	152,090	8,551

Total reportable segments	1,675,061	1,256,879	1,261,584
Corporate activities (3)	107,556	282,335	141,125

Total consolidated assets	$1,782,617	$1,539,214	$1,402,709

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

(1)	Represents amounts recorded to corporate for the release of prior year reserves associated with a government cost audit.
(2)	Excludes amounts included in cost of services of $0.9 million, $1.1 million and $1.3 million during fiscal years 2010, 2009 and 2008, respectively.
(3)	Assets primarily include cash, deferred income taxes, fixed assets and deferred debt issuance cost.

Geographic Information — Revenue by geography is determined based on the location of services provided.

	Fiscal Year Ended
	April 2, 2010		April 3, 2009		March 28, 2008
	(Amounts in thousands)
United States	$678,807	19%	$764,034	25%	$718,787	34%
Middle East (1)	2,626,522	73%	1,971,411	64%	1,120,910	52%
Other Americas	123,043	3%	143,423	4%	194,767	9%
Europe	72,584	2%	65,975	2%	46,242	2%
Asia-Pacific	68,304	2%	84,018	3%	34,400	2%
Other	16,002	1%	72,232	2%	24,655	1%

Total	$3,585,262	100%	$3,101,093	100%	$2,139,761	100%

(1)	The Middle East includes but is not limited to activities in Iraq, Afghanistan, Somalia, Oman, Qatar, United Arab Emirates, Kuwait, Palestine, Sudan, Pakistan, Jordan, Lebanon, Bahrain, Yemen, Saudi Arabia, Turkey and Egypt.

Revenue from the U.S. government accounted for approximately 97%, 96% and 95% of total revenue in fiscal years 2010, 2009 and 2008, respectively. As of April 2, 2010, April 3, 2009 and March 28, 2008, accounts receivable due from the U.S. government represented over 95% of total accounts receivable, in each fiscal year respectively.

Note 14 — Related Parties, Joint Ventures and Variable Interest Entities

Management Fee

We pay Veritas Capital an annual management fee of $0.3 million plus expenses to provide us with general business management, financial, strategic and consulting services. We recorded $0.5 million in these fees and expenses for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively. Our obligation to pay this fee will terminate upon a change of control.

Joint Ventures

Amounts due from our unconsolidated joint ventures totaled $5.2 million and $2.5 million as of April 2, 2010 and April 3, 2009, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our unconsolidated joint ventures. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The change in these receivables from April 3, 2009 to April 2, 2010 resulted in a use of operating cash for the fiscal year ended April 2, 2010 of approximately $2.6 million. The related revenue we earned from our unconsolidated joint ventures totaled $5.3 million, $18.1 million and $8.5 million for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, respectively. Additionally, we earned $5.2 million, $5.2 million and $4.8 million in equity method income for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008, respectively.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

On July 31, 2008, we sold 50% of our ownership interest in our previously wholly owned subsidiary, DIFZ, for approximately $8.2 million. We financed the transaction by accepting three promissory notes provided by the purchaser. As a result, the financed portion of the sale was accounted for as a capital transaction reflected in additional paid in capital (“APIC”). The notes are being repaid through the purchaser’s portion of DIFZ quarterly dividends, excluding the $0.5 million down payment. We recognized a gain of $0.5 million on the sale from receipt of the cash payment in fiscal year 2009. As a result of the sale, we currently hold three promissory notes from our joint venture partner which had an aggregate initial value of $9.7 million as a result of the sales price. The notes are included in Prepaid expenses and other current assets and in Other assets on our consolidated balance sheet for the short and long-term portions, respectively. The loan balance outstanding was $8.1 million and $8.9 million as of April 2, 2010 and April 3, 2009, respectively, reflecting the initial value plus accrued interest, less payments against the promissory notes. The fair value of the loan is not materially different from its carrying value.

Variable Interest Entities

We own an interest in five VIEs: (i) 40% owned PaTH Joint Venture; (ii) 45% owned CRS Joint Venture; (iii) 44% owned Babcock DynCorp Limited (“Babcock”) Joint Venture; (iv) 51% owned GLS Joint Venture; and (v) the 50% owned DIFZ Joint Venture. We do not encounter any significant risk through our involvement in our VIEs which is outside the normal course of our business.

Additionally, our largest shareholder, Veritas Capital, the majority owner of DIV Holding, continues to be the majority owner of McNeil Technologies, our GLS partner.

PaTH is a joint venture formed in May 2006 with two other partners for the purpose of procuring government contracts with the Federal Emergency Management Authority. CRS is a joint venture formed in March 2006 with two other partners for the purpose of procuring government contracts with the U.S. Navy. Babcock is a Joint Venture formed in January 2005 and currently provides services to the British Ministry of Defense. We do not provide any significant financial support and would not absorb the majority of expected losses or gains from PaTH, CRS or Babcock. We account for PaTH, CRS and Babcock as equity method investments based on our ownership percentage of the ventures.

GLS is a joint venture formed in August 2006 with one partner, McNeil Technologies, for the purpose of procuring government contracts with the U.S. Army. Our largest shareholder is the majority owner of McNeil Technologies. We concluded that we were the primary beneficiary of the venture, primarily based on our ownership percentage. We account for GLS as a consolidated subsidiary in our consolidated financial statements. We incur significant costs on behalf of GLS related to the normal operations of the venture. However, these costs typically support revenue billable to our customer. GLS assets and liabilities were $126.0 million and $101.3 million at April 2, 2010, respectively, as compared to $150.5 million and $129.6 million at April 3, 2009, respectively. Additionally, GLS revenue was $734.1 million, $709.1 million and $0.0 million for the fiscal years ended April 2, 2010, April 3, 2009, and March 28, 2008 respectively.

DIFZ became a joint venture in July 2008 as Palm Trading Investment Corp. purchased a 50% interest in DIFZ. DIFZ provides foreign staffing, human resources and payroll services. We concluded that we were the primary beneficiary since we would absorb the majority of expected losses or gains from the venture based on the terms of the sale agreement. We incur significant costs on behalf of DIFZ related to the normal operations of the venture. The vast majority of these costs are considered direct contract costs and thus billable on the various corresponding contracts supported by DIFZ services. DIFZ assets and liabilities were $74.7 million and $72.9 million, respectively, as of April 2, 2010, as compared to $38.0 million and $36.5 million at April 3, 2009,

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

respectively. Additionally, DIFZ revenue was $407.0, million and $261.7 million for the fiscal years ended April 2, 2010 and April 3, 2009, respectively. These intercompany revenue and costs are eliminated in consolidation.

In the aggregate, our maximum exposure to losses as a result of our investment in VIEs consists of our $7.7 million investment in unconsolidated subsidiaries, $5.2 million in receivables from our joint ventures, working capital funding to GLS as well as contingent liabilities that are neither probable nor reasonably estimable as of April 2, 2010. While the amount of funding we provide to GLS can vary significantly due to timing of payments to vendors and collections from its customer, the average balance over the 12 months ended April 2, 2010 and April 3, 2009 was approximately $24.5 million and $34.3 million, respectively.

Note 15 — Collaborative Arrangements

We participate in a collaborative arrangement with our partner on the LOGCAP IV program. The purpose of this arrangement is to share some of the risks and rewards associated with this contract. We receive working capital contributions to mitigate the risks associated with the timing of cash inflows and outflows. We also share in the profits.

We account for this collaborative arrangement under ASC 808 — Collaborative Arrangements. We record revenue gross as the prime contractor. The cash inflows, outflows, as well as expenses incurred impact Cost of services in the period realized or incurred. Revenue was $586.8 million and $4.7 million during fiscal years 2010 and 2009, respectively. Our share of the total profits was $9.5 million in fiscal year 2010 and a $2.0 million loss during fiscal year 2009. There were no significant LOGCAP IV activities in fiscal year 2008.

In December 2009, we removed one of our collaborative partners (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Notable Events for the fiscal year ended April 2, 2010”), which increased our portion of the LOGCAP IV profit sharing percentage from 40% to 70%.

Note 16 — Acquisitions

Phoenix Consulting Group, Inc.

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

Phoenix has been incorporated into the GSDS operating segment as its own strategic business area representing a new service offering for us. Revenue from October 2, 2009 through April 2, 2010 totaled $13.0 million. The associated operating income was immaterial.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

The purchase price is comprised of the following three elements:

(Amounts in thousands)	Purchase Elements
Cash paid at closing	$38,573
Final working capital adjustment paid during the third quarter of fiscal year 2010	1,094
Fair value of contingent earn-out consideration, as of the acquisition date, payable in fiscal year 2011	2,707

Total purchase price	$42,374

The acquisition was accounted for as a business combination pursuant to ASC 805 — Business Combinations. In accordance with ASC 805, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The following table represents the allocation of the purchase price to the acquired assets and liabilities and resulting goodwill:

(amounts in thousands)	Reconciliation to Goodwill

Total purchase price	$42,374
Cash acquired	(1,762)
Receivables	(5,674)
Other assets	(4,272)
Identifiable intangible assets	(12,352)
Other liabilities assumed	9,916

Goodwill	$28,230

Management allocated the purchase price for the acquisition based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for intangible assets and the cost approach for tangible assets.

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

The purchase price includes $4.4 million held in escrow for indemnification liabilities (as defined by the stock purchase agreement) of the seller, $3.4 million of which (less any amounts applied to claims) is expected to be released in March 2011. The final $1.0 million will be released in September 2013 (less any amount applied to claims). The seller’s indemnification obligations are capped at the total purchase price. In accordance with the indemnification obligations set forth in the purchase agreement, we recorded an indemnification asset of $2.5 million related to an uncertain income tax position and a payroll tax liability.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Acquired intangible assets of $12.4 million consisted of customer relationships, non-compete agreements, training materials, software, and tradename. The amortization period for these intangible assets ranges from two to ten years. We recorded $0.7 million in amortization in fiscal year 2010 covering the period of October 19, 2009 through April 2, 2010. The major classes of intangible assets valued as of the October 19, 2009 acquisition date are as follows:

Intangible Assets	Weighted Average Useful Life	Amount
(Amounts in thousands, except weighted average)
Customer relationships	7.5	$2,827
Training materials	10	6,886
Software	10	2,046
Non-compete agreements	2	212
Tradename	5	381

		$12,352

The goodwill arising from the acquisition consists largely of expectations that Phoenix extends our ability to deliver compelling services to national security clients and the intelligence community. Additionally, our infrastructure and capabilities increase resources for Phoenix and provide a strong foundation for growth. The goodwill recognized is not deductible for tax purposes.

We recognized $0.7 million of acquisition related costs that were expensed in the second quarter in fiscal year 2010 and are included in selling, general and administrative expenses in our consolidated statements of income for the fiscal year ended April 2, 2010.

The Phoenix stock purchase agreement provides for earn-out payments ranging from a minimum of zero to a maximum of $5.0 million contingent upon the achievement of certain revenue and earnings before interest, taxes, depreciation and amortization targets for the calendar year ending December 31, 2010. Approximately 80% of this payout is considered contingent purchase consideration and the other portion is considered contingent compensation. The fair value of the contingent purchase consideration arrangement was determined to be $1.1 million as of April 2, 2010 using the latest weighted fiscal year 2010 forecasts discounted based on our weighted average cost of capital. As such, we recorded a $1.7 million reduction to the earn-out liability resulting in an increase to Other income, net. Subsequent changes in the fair value of the contingent earn-out liability will be recorded in earnings.

In addition to the purchase price, we agreed with the seller to pay $7.5 million into an escrow account for retention bonuses for key Phoenix employees. The retention bonuses will be paid upon completion of the individual retention periods ranging from March 2011 to October 2012. Additionally, termination without cause, termination by reason of death or disability or resignation for good reason will result in an accelerated retention payment. Alternatively, if the employee resigns or is terminated for cause prior to completion of the retention period he/she forfeits either all or a portion of their retention bonus. One retention employee was terminated without cause in the third quarter of fiscal year 2010 which triggered a $1.7 million payment and related expense. The remainder of the deferred compensation expense will be amortized from periods ranging from 17 to 36 months after the acquisition date, over the requisite vesting periods. The remaining $5.8 million is expected to be paid in March 2011.

Casals and Associates, Inc

On January 22, 2010, we acquired 100% of the outstanding shares of Casals, a provider of management consulting services in the areas of democracy and governance, rule of law and justice, conflict management and

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

recovery, anti-corruption and strategic communication to a wide range of U.S. government organizations. This acquisition is consistent with our goal of accelerating growth, expanding service offerings and penetrating new segments. We funded the purchase price with cash on hand.

Casals has been incorporated into the GSDS operating segment. Revenue since the acquisition totaled $4.1 million through April 2, 2010. The associated operating income has been immaterial.

The purchase price is comprised of the following elements:

(amounts in thousands)	Purchase Elements
Cash paid at closing	$5,902
Estimated working capital adjustment to be paid in fiscal year 2011	765

Total estimated purchase price	$6,667

The acquisition was accounted for as a business combination pursuant to ASC 805 – Business Combinations. In accordance with ASC 805, the purchase price has been allocated to assets and liabilities based on their estimated fair value at the acquisition date. The following table represents the allocation of the purchase price to the acquired assets and liabilities and resulting goodwill:

(amounts in thousands)	Reconciliation to Goodwill
Total estimated purchase price	$6,667
Cash acquired	(918)
Receivables	(3,550)
Other assets	(868)
Identifiable intangible assets	(653)
Other liabilities assumed	2,780

Goodwill	$3,458

The $6.7 million dollar purchase price includes an estimated working capital adjustment of $0.8 million, which will be finalized in fiscal year 2011. The goodwill arising from the acquisition consists largely of expectations that Casals extends our ability to deliver services to new clients in the international development community. Additionally, our infrastructure and capabilities increase resources for Casals and provide a strong foundation for growth. The goodwill recognized is deductible for tax purposes as this business combination was treated as an asset acquisition in accordance with our 338(h)(10) election for tax purposes.

Management allocated the purchase price for the acquisition based on estimates of the fair values of the tangible assets and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for intangible assets and the cost approach for tangible assets.

We recognized $0.6 million of acquisition related costs that were incurred in the third and fourth quarters and are included in selling, general and administrative expenses in our consolidated statements of income for the fiscal year ended April 2, 2010.

The carrying amount of receivables approximates fair value as the acquired receivables are short-term in nature and have high probability of collection. There were no significant receivables determined to be uncollectable as of the date of the acquisition. Given that that majority of Casals receivables are with the U.S. government, we believe the impact of any uncollected receivables would be immaterial to our consolidated financial statements.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

The purchase price includes $1.0 million held in escrow for indemnification liabilities of the seller. The escrow amount (less any amounts applied to claims) is expected to be released to the seller on or about September 22, 2011. The seller’s indemnification obligations are capped at $1.1 million.

Note 17 — Fair Value of Financial Assets and Liabilities

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

As of April 2, 2010, we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the following:

•

Cash equivalents including restricted cash which consists of petty cash, cash in-bank and short-term, highly liquid, income-producing investments with original maturities of 90 days or less. This is categorized as a Level 1 input.

•

Interest rate derivatives, as further described in Note 10, consisting of interest rate swap contracts. The fair values of the interest rate swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, we have categorized these interest rate swap contracts as Level 2. We have consistently applied these valuation techniques in all periods presented.

•

Contingent earn-out consideration, as discussed in Note 16, which relate to the consideration to be paid to the selling shareholders of Phoenix based on calendar year 2010 results. The fair value of the contingent consideration arrangement was determined using a combination of (i) results from January 1, 2010 through April 2, 2010 and (ii) the weighted forecasts of future results discounted based on our weighted average cost of capital. As the valuation is based on internal models with inputs that are not observable, we have categorized the contingent earn-out consideration as Level 3.

•

Contingent compensation related to the compensation to be paid to certain Phoenix employees, contingent upon calendar year 2010 results and upon the employees continuous employment with the Company. The fair value of the contingent consideration arrangement was determined using a combination of (i) results from January 1, 2010 through April 2, 2010 and (ii) the weighted forecasts of future results discounted based on our weighted average cost of capital. As the valuation is based on internal models with inputs that are not observable, we have categorized the contingent earn-out compensation as Level 3.

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

Our assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of April 2, 2010, were as follows:

	Fair Value Measurements at Reporting Date Using
	Book value of financial assets/(liabilities) as of April 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
(amounts in thousands)
Assets
Cash equivalents (1)	$137,698	$137,698	$—	$—

Total assets measured at fair value	$137,698	$137,698	$—	$—

Liabilities
Contingent earn-out consideration and compensation	$(1,173)	$—	$—	$(1,173)
Interest rate derivatives	(1,634)	—	(1,634)	—

Total liabilities measured at fair value	$(2,807)	$—	$(1,634)	$(1,173)

(1)	Includes cash equivalents and restricted cash

The table below provides reconciliation between the beginning and ending balance of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) for the fiscal year ended April 2, 2010.

(Amounts in thousands)
Beginning balance at April 4, 2009	$—
Contingent earn-out consideration and compensation	2,707
Total gains included in earnings	(1,534)
Transfers in and/or out of Level 3	—

Ending balance at April 2, 2010	$1,173

Note 18 — Quarterly Financial Data (Unaudited)

In our opinion, the following unaudited quarterly information includes all adjustments, consisting of normal recurring adjustments, necessary to fairly present our consolidated results of operations for such periods.

	Fiscal Year 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Amounts in thousands, except per share data)
Revenue	$1,063,743	$914,970	$821,372	$785,177
Operating income	$57,187	$49,390	$52,551	$52,501
Net income attributable to DynCorp International Inc.	$24,461	$20,428	$20,554	$20,645
Earnings per share:
Basic	$0.43	$0.36	$0.37	$0.36
Diluted	$0.43	$0.36	$0.37	$0.36
Average common shares outstanding:
Basic	56,286	56,275	56,268	56,258
Diluted	56,474	56,501	56,268	56,258

DYNCORP INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

	Fiscal Year 2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Amounts in thousands, except per share data)
Revenue	$812,821	$792,327	$779,151	$716,794
Operating income	$49,781	$51,583	$46,633	$39,994
Net income attributable to DynCorp International Inc.	$19,166	$19,753	$12,871	$17,980
Earnings per share:
Basic	$0.34	$0.35	$0.23	$0.32
Diluted	$0.34	$0.34	$0.23	$0.32
Average common shares outstanding:
Basic	56,878	57,000	57,000	57,000
Diluted	56,937	57,437	57,061	57,053

Note 19 — Subsequent Events

As discussed in detail in the definitive proxy statement filed by us with the SEC on May 17, 2010, on April 11, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Delta Tucker Holdings, Inc. (“Parent”) and Delta Tucker Sub, Inc. (“Merger Sub”), each of whom is an affiliate of the private investment firm, Cerberus Capital Management, L.P. Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and be a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement was approved by the Company’s Board of Directors.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s Class A Common Stock, other than shares owned by the Company, Parent or Merger Sub, or by any stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law, will be canceled and will be automatically converted into the right to receive the $17.55 per share merger consideration, without interest.

Schedule I — Unconsolidated Condensed Financial Information of Registrant

DynCorp International Inc.

Condensed Balance Sheet

	Fiscal Years Ended
	April 2, 2010	April 3, 2009
	(Amounts in thousands, except shares)
Assets
Investment in subsidiaries	$587,456	$497,521

Liabilities
Shareholders’ Equity
Common stock, $0.01 par value – 232,000,000 shares authorized; 57,000,000 shares issued and 56,286,196 and 56,306,800 shares outstanding at April 2, 2010 and April 3, 2009, respectively	570	570
Additional paid-in capital	367,488	366,620
Retained earnings	229,461	143,373
Treasury stock, 713,804 shares and 693,200 shares, at April 2, 2010 and April 3, 2009, respectively	(8,942)	(8,618)
Accumulated other comprehensive loss	(1,121)	(4,424)

Total shareholders’ equity attributable to DynCorp International Inc.	587,456	497,521

Noncontrolling interests	5,822	10,736
Total equity	$593,278	$508,257

See notes to this schedule

DynCorp International Inc.

Unconsolidated Condensed Statement of Operations

	Fiscal Years Ended
	April 2, 2010	April 3, 2009
	(Amounts in thousands)
Equity in income of subsidiaries, net of tax	$86,088	$69,770

Net income attributable to DynCorp International Inc.	$86,088	$69,770

See notes to this schedule

DynCorp International Inc.

Unconsolidated Condensed Statement of Cash Flows

Fiscal Years Ended
	April 2, 2010	April 3, 2009
(Amounts in thousands)
Cash flows from operating activities:
Net income attributable to DynCorp International Inc.	$86,088	$69,770
Adjustments to reconcile net income attributable to DynCorp International Inc. to net cash from operating activities:
Non-cash interest expense (redeemable preferred stock dividend)	—	—
Equity in income of subsidiaries	(86,088)	(69,770)

Net cash from operating activities	—	—

Net cash from investing activities	—	—

Net cash from financing activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	—	—

Non-cash purchase of treasury stock by LLC	$(712)	$(8,618)

Schedule I — Unconsolidated Condensed Financial Information of Registrant

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

Note 2. Dividends Received from Consolidated Subsidiary

We have received no dividends from our consolidated subsidiary, DynCorp International LLC (our “Operating Company”), which has covenants related to our long-term debt, including restrictions on dividend payments at April 2, 2010, April 3, 2009 and March 28, 2008. As of that date, our Operating Company’s retained earnings and net assets were not free from such restrictions.

Note 3. Shareholders’ Equity

Our Board of Directors authorized us to repurchase up to $25.0 million per fiscal year of our outstanding common stock and/or our Operating Company’s senior subordinated notes during fiscal years 2009 and 2010. The shares could be repurchased from time to time in open market conditions or through privately negotiated transactions at our discretion, subject to market conditions, and in accordance with applicable federal and state securities laws and regulations. The share repurchase program did not obligate us to acquire any particular amount of common stock and may be modified or suspended at any time at the discretion of our Board of Directors. Shares of common stock repurchased under this plan will be held as treasury shares. A total of 713,804 and 693,200 shares were held by LLC as of April 2, 2010 and April 3, 2009, respectively. Treasury stock is included in our condensed balance sheet as a reduction of shareholders’ equity.

* * * * *

Schedule II — Valuation and Qualifying Accounts

DynCorp International Inc.

For the Fiscal Years Ended April 2, 2010, April 3, 2009 and March 28, 2008

	Beginning of Period	Charged/(Credited) to Costs and Expense	Deductions from Reserve (1)	End of Period
	(Amounts in thousands)
Allowance for doubtful accounts:
March 31, 2007 — March 28, 2008	$3,428	(923)	(2,237)	$268
March 29, 2008 — April 3, 2009	$268	(185)	(15)	$68
April 3, 2009 — April 2, 2010	$68	21	(21)	$68

(1)	Deductions from reserve represent accounts written off, net of recoveries.

* * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our CEO and CFO, our management conducted an assessment of the effectiveness of our internal controls and procedures over financial reporting as of April 2, 2010, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our management has concluded that as of April 2, 2010, our internal controls and procedures over financial reporting were effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that have occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DynCorp International Inc.

Falls Church, Virginia

We have audited the internal control over financial reporting of DynCorp International Inc. and subsidiaries (the “Company”) as of April 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended April 2, 2010, and our report dated June 4, 2010, expressed an unqualified opinion on such consolidated financial statements and financial statement schedules which report included an explanatory paragraph regarding a change in its method of accounting for noncontrolling interests in consolidated subsidiaries and the retrospective adjustment of all periods presented in the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas

June 4, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following are the names, ages and a brief account of the business experience for at least the last five years of our directors and executive officers as of June 1, 2010.

Name	Age	Position
Robert B. McKeon	55	Chairman of the Board
William L. Ballhaus	42	Director, President and Chief Executive Officer
Michael J. Bayer	62	Director
Herbert J. Lanese	65	Director
Barry R. McCaffrey	67	Director
Ramzi M. Musallam	41	Director
Joseph W. Prueher	67	Director
Charles S. Ream	66	Director
Mark H. Ronald	68	Director
Peter J. Schoomaker	64	Director
Leighton W. Smith, Jr.	70	Director
Gregory S. Nixon	46	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Craig R. Reed	50	Senior Vice President, Strategy and Corporate Development
Robert B. Rosenkranz	70	Executive Vice President and Chief of Staff
Steven Schorer	52	President, Global Platform Support Services
Anthony Smeraglinolo	57	President, Global Stabilization and Development Solutions
Michael J. Thorne	53	Senior Vice President, Chief Financial Officer and Treasurer

Each of our directors brings extensive management and leadership experience gained through their service in our industry and other diverse businesses. In these roles, they have taken hands-on, day-to-day responsibility for strategy and operations. In addition, most current directors bring board experience acquired by either significant experience on other boards or long service on our board that broadens their knowledge of board policies and processes, rules and regulations, issues and solutions. The Corporate Governance and Nominating Committee’s process to recommend qualified director candidates is described under “Board Membership Criteria and Diversity.” In the paragraphs below, we describe specific individual qualifications and skills of our directors that contribute to the overall effectiveness of our board of directors and its committees.

Robert B. McKeon has been a director and the Chairman of our board of directors since 2005. Mr. McKeon is the Chairman of our Executive and Compensation Committees and a member of our Corporate Governance and Nominating Committee. Mr. McKeon is the Founder and Chairman of Veritas Capital, a New York-based private equity investment firm he formed in 1992. Prior to forming Veritas in 1992, Mr. McKeon served as the Chairman of Wasserstein Perella Management Partners and was a founding partner of Wasserstein Perella & Co. in 1988. Mr. McKeon was instrumental in raising and managing Wasserstein’s $1.1 billion private equity fund. Mr. McKeon currently serves as Chairman of the Board of Aeroflex Holding Corp., Vangent, Inc., Global Tel*Link Corporation and McNeil Technologies. Mr. McKeon is a member of the Council on Foreign Relations, the Bretton Woods Committee and the Center for Strategic & International Studies. Mr. McKeon holds a B.S. from Fordham University and a MBA from Harvard Business School. Mr. McKeon was selected to serve as one of our directors because he is the Founder and Chairman of our largest beneficial holder and has extensive experience and familiarity with us since February 2005. In addition, he has extensive experience in financing, private equity investment and board service.

William L. Ballhaus has been our President and Chief Executive Officer and a director since May 2008. From March 2007 to May 2008, he was president of the Network Systems business for the Electronics & Integrated Solutions Operating Group of BAE Systems Inc. From 2003 to 2007, he was president of BAE Systems Inc.’s National Security Solutions and Mission Solutions businesses. He holds a Bachelor’s degree in mechanical engineering from the University of California at Davis and Master’s and Doctorate degrees in aeronautics and astronautics from Stanford University, as well as a Master’s degree in business administration from the Anderson Graduate School of Management at UCLA. He serves on the United States Geospatial Intelligence Foundation Board of Directors. He is a Fellow of the American Institute of Aeronautics and Astronautics and a Fellow of the British American Project. Mr. Ballhaus was selected to serve as one of our directors because he is our President and Chief Executive Officer and has detailed knowledge and valuable perspective and insights regarding our business.

Michael J. Bayer has been a director since 2006. He is a member of our Audit Committee and our Corporate Governance and Nominating Committee. Since 2003 he has been a private consultant in the energy and national security sectors and, since 2006, the President and Chief Executive Officer of Dumbarton Strategies LLC, an energy and national security consulting firm. He is the Chairman of the U.S. Department of Defense’s Business Board, and a member of the Sandia National Laboratory’s National Security Advisory Panel, the U.S. Department of Defense’s Science Board and the Chief of Naval Operations’ Executive Panel. He is currently a director of Willbros Group, Inc. and SIGA, Inc. He was a director of Stratos Global (May 2006 – April 2009), CACI (December 2002 – November 2006) and Duratek (December 2003 – February 2006). Mr. Bayer’s education includes a Bachelor of Science in International Economics from Ohio State University, a Master of Business Administration from Ohio State University and a Doctor of Jurisprudence from Capital University. Mr. Bayer was selected to serve as one of our directors because he is extremely knowledgeable about the business of government services and has a particular expertise in defense and security.

Herbert J. Lanese served as our President and Chief Executive Officer from 2006 to May 2008 and has been a director since 2006. Mr. Lanese was an independent businessman and private investor for the five years before becoming our President and Chief Executive Officer. He is a former President of McDonnell Douglas Aerospace Company. Mr. Lanese also held positions as Executive Vice President and Chief Financial Officer at McDonnell Douglas Corporation. Prior to joining McDonnell Douglas, he served as Corporate Vice President of Tenneco, Inc., where he was responsible for strategic planning, capital structure, accounting and information systems. Earlier, he held positions as Vice President & CFO of Tenneco Inc.’s Newport News Shipbuilding business and Vice President of Finance of Tenneco Chemicals. He began his career in Engineering and Production Management at General Motors Corporation before becoming Director, U.S. Chemical Operations, at BF Goodrich Company. Mr. Lanese holds a Bachelor’s degree in Business and Mathematics and a Master’s degree in Business Administration from Bowling Green State University. Mr. Lanese was selected to serve as one of our directors because he has a thorough understanding of our industry, has experience and familiarity with the Company and was our President and Chief Executive Officer.

General Barry R. McCaffrey (USA Ret.) has been a director since 2005. General McCaffrey was Director, White House Office of National Drug Control Policy, from February 1996 to January 2001, serving as a member of the President’s Cabinet and the National Security Council. During his career in the U.S. Army, he served as Commander-in-Chief, U.S. Southern Command, from 1994 to 1996. General McCaffrey holds a Bachelor’s degree in General Engineering from the U.S. Military Academy and a Master’s degree in Civil Government from American University. General McCaffrey is the President of BR McCaffrey Associates LLC (a private consulting firm). He is also a member of the boards of McNeil Technologies Inc. (our partner in Global Linguist Services LLC), Global Linguist Services LLC and several other private companies. General McCaffrey was selected to serve as one of our directors due to his extensive knowledge about our two largest clients — the Department of Defense and the Department of State and extensive experience, which allows him to bring additional perspective to our board of directors.

Ramzi M. Musallam has been a director since 2005. He is a member of our Compensation Committee and Executive Committee. Mr. Musallam is a partner at Veritas Capital, with which he has been associated since 1997. He is also a member of the Board of Directors of Aeorflex Holding Corp., Vangent Inc. and several private companies. Mr. Musallam holds a Bachelor’s degree from Colgate University with a double major in Economics and Mathematics and an MBA from the University of Chicago Graduate School of Business. Mr. Musallam was selected to serve as one of our directors because he is a Partner of our largest beneficial holder and has extensive experience and familiarity with us since February 2005. In addition, he has extensive experience in financing, private equity investment and board service.

Admiral Joseph W. Prueher (USN Ret.) has been a director since 2005 and is the Chairman of our Corporate Governance and Nominating Committee. Admiral Prueher served as U.S. Ambassador to the People’s Republic of China from November 1999 to May 2001. His diplomatic post followed a 35-year career in the U.S. Navy, where he served as Commander-in-Chief, U.S. Pacific Command, from January 1996 to February 1999. Admiral Prueher holds a Bachelor’s degree in Naval Science from the U.S. Naval Academy and a Master’s degree in International Relations from George Washington University. He is a consulting professor at Stanford and Harvard Universities, a trustee of The Nature Conservancy of Virginia and a member of the Board of Trustees of the Center for the Study of the Presidency. He is a director of Fluor Corporation, New York Life Insurance Company and Emerson Electric Co. He was a director at Merrill Lynch (2001-2009) and Bank of America Corporation (January-June 2009). He is the James Schlesinger Distinguished Professor at the University of Virginia. He was a Naval Aviator and Engineering Test Pilot. Admiral Prueher was selected to serve as one of our directors due to his extensive knowledge about our two largest clients — the Department of Defense and the Department of State, extensive board and oversight experience, which allows him to bring additional perspective to our board of directors.

Charles S. Ream has been a director since 2006 and is the Chairman of our Audit Committee and a member of our Compensation Committee. Mr. Ream served as the Executive Vice President and Chief Financial Officer (“CFO”) of Anteon International Corporation from 2003 to 2006. Mr. Ream also served as Senior Vice President and CFO of Newport News Shipbuilding Inc. from 2000 to 2001. Previously he served as Senior Vice President, Finance of Raytheon Systems Company and Senior Vice President and CFO at Hughes Aircraft Company. He was formerly a partner at Deloitte & Touche LLP. Mr. Ream holds a Master of Accountancy degree from the University of Arizona and is a Certified Public Accountant (inactive). He is also a director of The Allied Defense Group, Inc., Stanley, Inc. and Vangent, Inc. and previously served on the board of Steward & Stevenson (2004 to 2006). Mr. Ream was selected to serve as one of our directors because he has extensive experience in financing, public accounting, managing government service providers and board service.

Mark H. Ronald has been a director since January 2007. He is a member of our Corporate Governance and Nominating Committee. He is an independent consultant specializing in management and mergers and acquisitions. He was president and chief executive officer of BAE Systems Inc. from 2000 to 2006 and was chief operating officer and a director of BAE Systems plc from 2002 to 2006. He holds the title of Honorary Commander of the Most Excellent Order of the British Empire (CBE), awarded in recognition of the valuable services he has rendered to furthering transatlantic cooperation in the U.S.-U.K. defense industries. He is a director of Alliant Techsystems Inc. and Cobham plc. He is a member of the U.S. Department of Defense’s Business Board and a trustee of Polytechnic University. He received a Bachelor’s degree in electrical engineering from Bucknell University and a Master’s degree in electrical engineering from Polytechnic University. Mr. Ronald was selected to serve as one of our directors because he has extensive experience in financing, managing government service providers and board service.

General Peter J. Schoomaker (USA Ret.) has been a director since 2007. He is an individual consultant on defense matters. He served as Chief of Staff of the U.S. Army from 2003 until his second retirement in 2007 and as Commander in Chief, U.S. Special Operations Command from 1997 to 2000, when he retired from the U.S. Army for the first time. He was the president of Quiet Pros, Inc. (defense consulting) from 2000 to 2003. General Schoomaker holds a Bachelor of Science degree in Education from the University of Wyoming and a Master’s degree in Management and Supervision from Central Michigan University. He is a director of CAE, Inc. and a member of the boards of several non-profit and private companies. General Schoomaker was selected to serve as one of our directors due to his extensive knowledge about our two largest clients — the Department of Defense and the Department of State and extensive experience, which allows him to bring additional perspective to our board of directors.

Admiral Leighton W. Smith, Jr. (USN Ret.) has been a director since 2005 and is a member of our Audit Committee. Admiral Smith was appointed to four-star rank in April 1994, became Commander-in-Chief, Allied Forces Southern Europe and concurrently assumed the command of the NATO-led Implementation Force in Bosnia in December 1995. Admiral Smith retired from the U.S. Navy after 34 years of service in 1996. Admiral Smith has served as a Senior Fellow at the Center for Naval Analysis and as a Senior Advisor to the Institute for Defense Analysis. Admiral Smith holds a Bachelor’s degree in Naval Science from the U.S. Naval Academy and a Master’s degree in Personnel Counseling from Troy State University. He is a director of CAE and a member of the boards of several private companies. Admiral Smith was selected to serve as one of our directors due to his extensive knowledge about our two largest clients – the Department of Defense and the Department of State and extensive experience, which allows him to bring additional perspective to our board of directors.

Gregory S. Nixon joined as our Senior Vice President, General Counsel and Corporate Secretary in September 2009. In November 2009, he added the role of Chief Compliance Officer. Mr. Nixon leads, manages, and directs the legal affairs of the Corporation. Mr. Nixon worked previously for McKinsey & Company Inc., where he was an Associate General Counsel and Assistant Secretary, and Vice President and General Counsel of the Public Sector Services division. Before that, he was a Principal, Associate General Counsel and Assistant Secretary at Booz Allen Hamilton Inc., and lead attorney for their Global Government Business Division (Booz Allen Hamilton’s largest business). He also practiced law at the international law firm of Howrey LLP in their Commercial Litigation Group. After serving as a commissioned officer in the U.S. Air Force, Mr. Nixon held senior government positions in the U.S. Government Accountability Office and served as special counsel in the U.S. Navy Office of the General Counsel. He holds the rank of Lieutenant Colonel in the U.S. Air Force Judge Advocate General’s Corps Reserve. He has been honored with the Meritorious Service Medal and the U.S. Air Force Commendation Medal. He also served in a leadership capacity on President Obama’s Transition Team. Mr. Nixon has a J.D. degree from Georgetown University Law Center and a B.S. in mechanical engineering from Tuskegee University.

Craig Reed, Senior Vice President for Strategy and Corporate Development, joined DynCorp International in December 2008. In this role, he oversees market intelligence, strategic planning, strategic initiatives, mergers and acquisitions, capture and proposal management, government relations, Middle East marketing, and media and marketing communications. Before joining the Company, he was vice president of strategy for Northrop Grumman’s Corporate Cyber Campaign, and vice president of strategy and planning for their Intelligence, Surveillance & Reconnaissance Systems division. Mr. Reed was a presidential appointee to the U.S. Department of Energy (“DoE”), where he served as senior policy advisor in the Office of the Secretary and Executive Director of the Secretary of Energy Advisory Board, and acted as chairman of the DoE’s Counterterrorism/Homeland Security Council and representative to the White House National Space Policy Coordinating Council. Mr. Reed earned a PhD in public policy with a concentration in national security studies from George Washington University. He holds a Master of International Affairs degree in international security policy and international business from Columbia University, and Bachelor of Arts degrees in political science and psychology from the State University of New York at Albany.

Robert B. Rosenkranz has served as our Executive Vice President and Chief of Staff since December 2008. He was the President of our operating company’s former International Security Services segment from 2005 to December 2008. He graduated from the United States Military Academy, holds a Masters degree from the University of Pennsylvania and retired from the U.S. Army with the rank of major general. He served as Senior Vice President for range and logistics services of our predecessor from 1995 to 2001; as Vice President of business development for MPRI/L-3 from 2001 to 2003; as General Manager of Beamhit for MPRI/L-3 from 2003 to 2004, and as a Vice President of business development for KEI Pearson, Inc. from January to August 2005.

Steven Schorer has served as President of our operating company’s Global Platform Support Solutions segment since its formation in April 2009. Mr. Schorer has more than 28 years of experience in the aerospace and defense industry, and a diverse background in general management, international business development, program management, and engineering. From 2003 to 2008, he was president of the C4I segment at DRS Technologies, a $1.5 billion operation with 22 sites and over 5,000 employees. Before that, he served as president and general manager of the Ocean Systems Division of L-3 Communications. He has also worked for Allied Signal Aerospace, Lockheed Missiles and Space, Raytheon, and Hughes Aircraft. Mr. Schorer has a Bachelor of Science degree in electrical engineering from the University of Massachusetts. He completed executive management programs at the Anderson School of Executive Management, University of California, Los Angeles, and at the American Graduate School of International Management in Phoenix.

Anthony Smeraglinolo has served as President of our operating company’s Global Stabilization and Development Solutions segment since its formation in April 2009 and of its predecessor, the International Security Services segment, from December 2008 to March 2009. He was with L-3 Communications from 2006 through 2008 where he served as President of the Intelligence Solutions Division from 2007 through 2008 and Senior Vice President and General Manager of the National Solutions Business area of the Intelligence Solutions Division of L-3 Communications from 2006 through 2007. From 2001 to 2006, he was Vice President of Programs for the Harris Technical Services subsidiary of Harris Corporation, and also held various financial and operational leadership positions for the Government Communications Division of Harris Corporation from 1980 to 1999. He served as Senior Vice President of Business Operations for DRS Technologies from 1999 to 2001. Mr. Smeraglinolo has a Bachelor’s degree in Business Management from Fairfield University and a Master’s degree in Business Administration from the Florida Institute of Technology.

Michael J. Thorne has served as our Senior Vice President, Chief Financial Officer and Treasurer since 2005. Before assuming this position, he was Vice President of Contracts and a director for joint ventures based in the United Kingdom, Saudi Arabia and Puerto Rico. Mr. Thorne’s other responsibilities have included financial forecasts, forward pricing rates, incurred cost submissions, disclosure statements, and program/contract pricing. He joined the company in 2001, after 22 years of service with Lockheed Martin in various key financial positions. Mr. Thorne graduated from the University of Georgia with a BBA degree in Finance and subsequently earned his MBA in Finance.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires that our officers and directors and persons who own more than 10% of our equity file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-10%-stockholders are required to furnish the Company with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of copies of forms we have received or written representations from reporting persons, we believe that all ownership filing requirements were timely met during the fiscal year, with the exception of the Form 4’s filed for restricted stock units (“RSUs”) granted to Messrs, Ballhaus, Thorne, Rosenkranz, Smeraglinolo, Schorer and Schehr on July 2, 2009, which were filed on August 18, 2009.

CORPORATE GOVERNANCE

Code of Ethics and Business Conduct

DynCorp International has had a robust ethics program for more than 20 years. Our Code of Ethics and Business Conduct, which applies to our directors, officers and employees, including our principal executive officer, principal finance officer and principal accounting officer, is delivered to all employees at the time of hire and periodically thereafter, is the subject of a mandatory training program and is posted on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance”. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct that applies to any director or executive officer promptly following the date of such amendment or waiver. The Code of Ethics and Business Conduct addresses, among other matters, the obligation of accounting and financial personnel to maintain accurate records of the Company’s operations, comply with laws and report violations.

Corporate Governance Guidelines

DynCorp International is committed to maintaining and practicing the highest standards of ethics and corporate governance. The Board has adopted Corporate Governance Guidelines that provide a flexible framework within which the Board and its committees oversee the governance of the Company. These guidelines are available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance”. The Corporate Governance and Nominating Committee of the Board of Directors annually assesses the Corporate Governance Guidelines. The Corporate Governance Guidelines addresses, among other matters, the duties of the Board and its Committees, Board composition and criteria, procedures for annual evaluation of the Board and the Chief Executive Officer, executive succession planning and communications with stockholders and other constituents.

Corporate Governance Information

Stockholders may obtain copies of our Corporate Governance Guidelines and Code of Ethics and Business Conduct and the charters of our Audit, Compensation and Corporate Governance and Nominating Committees on our website at http://www.dyn-intl.com, under the heading “Investor Relations”, or receive printed copies by request to the Corporate Secretary, DynCorp International Inc., 3190 Fairview Park Drive, Suite 700, Falls Church, VA 22042.

Meetings of the Board

Our Board has an active role in overseeing management and representing the interests of stockholders. Directors are expected to attend all Board meetings and meetings of committees on which they serve. Our directors are also consulted for advice and counsel between formal meetings.

During the fiscal year ended April 2, 2010, the Board met fourteen times. All the directors attended at least 75% of the aggregate meetings of the Board and the committees to which they were assigned.

All directors are expected to attend annual meetings of stockholders. All directors attended the 2009 annual meeting of stockholders, except for Messrs. Lanese and Prueher.

Executive Sessions

The non-management directors meet in executive session, without the presence of members of management, at regularly scheduled meetings of the Board. Robert B. McKeon, Chairman of the Board, presides at such meetings. If Mr. McKeon is unable to preside, Mr. Ronald, Chairman of the Corporate Governance and Nominating Committee, would preside. If Mr. Ronald is not able to preside, the members of the meeting select a member of the Board to preside. At least once a year, the Board convenes an executive session comprising only independent directors.

Stockholder Communications and Proposals

Stockholders who wish to communicate with the Board, a Board committee or any individual director or directors may do so by sending written communications to the Board, the Board committee or such individual director or directors, c/o the Corporate Secretary, DynCorp International Inc., 3190 Fairview Park Drive, Suite 700, Falls Church, VA 22042. All such communications will be compiled by the Corporate Secretary and forwarded to the member(s) of the Board to whom the communication is directed or, if the communication is not directed to any particular member(s) of the Board, the communication will be forwarded to all members of the Board.

Under the Company’s bylaws, a stockholder who wishes to introduce a proposal to be voted on at the Company’s annual meeting of stockholders must send advance written notice to the Secretary of the Company for receipt at such times specified in the Company’s bylaws, and otherwise comply with the procedures set forth in Section 1.8 of the Company’s bylaws. Stockholders who intend to submit a proposal at an annual meeting, and stockholders who intend to submit nominations for directors at a meeting, are required to notify the Secretary of the Company of their proposal or nominations, and provide certain other information, in accordance with and during the time period set forth in the Company’s bylaws. A copy of the bylaws may be obtained on the Company’s website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance.”

Board Membership Criteria and Diversity

The Company’s Corporate Governance Guidelines provide that the Board shall consider issues such as integrity, competence, age and experience, commitment and dedication, collegiality, technical background and interpersonal skills when considering persons to serve on the Board. The Board considers diversity in the context of improving shareholder value. The Board values a diverse board from various government and corporate backgrounds. This ensures the board is appropriately equipped to consider diverse perspectives for effective risk management, leadership decisions and to maximize stockholder value.

In considering candidates for nomination, the Corporate Governance and Nominating Committee seeks a diverse group of candidates who possess the background, skills, expertise and time to make a significant contribution to the Company. In particular, the Corporate Governance and Nominating Committee seeks candidates who have an understanding of the areas in which we work, current stockholders and our current and potential customers. The Corporate Governance and Nominating Committee considers potential candidates’ educational background, experience, personal and business reputation, independence and freedom from conflicts of interest and ability to act in the interest of stockholders.

The Corporate Governance and Nominating Committee does not assign specific weights to particular criteria, and no particular criteria is a prerequisite for a prospective nominee. We believe that the backgrounds and qualifications of our directors should, in the aggregate, provide an enriching mix of experience, knowledge and abilities.

In considering candidates for nomination, the Corporate Governance and Nominating Committee also considers director candidates recommended by stockholders. Our Corporate Governance and Nominating Committee will evaluate all stockholder-recommended candidates on the same basis as any other candidate. Our bylaws provide that nominations for the election of directors may be made by any stockholder by providing notice in writing, delivered to the Secretary in accordance with the provisions of our bylaws. See the section entitled “Stockholders’ Proposals” in this Proxy Statement.

Board Leadership Structure

The Company’s board leadership structure has separate roles for the CEO and Board Chairman. We believe that this structure is appropriate because it separates senior management leadership responsibilities from the Board’s oversight responsibilities. The Company considers this the most appropriate structure given the current background, knowledge and experience of the existing board members and senior management. Should the roles of the CEO and the Board Chairman ever be combined, the Company would likely designate a “lead independent director” in order to maintain appropriate segregation of senior management leadership responsibilities from the Board’s oversight responsibilities.

Oversight of Risk Management

Management is responsible for the day-to-day handling of risks our company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. The Board did not opt to form a separate, independent risk committee of the board based on the belief that the topic of risk should be managed by the full board of directors with direct involvement from senior management and support of the Board’s committees. We define and group risk into three broad categories: 1) operational risk, such as risks associated with contract execution; 2) financial risk, such as liquidity risk; and 3) compliance risk, including internal control over financial reporting. The Board uses information from various sources such as management presentations, briefings from its committees, external advisors and each Board member’s industry knowledge to fulfill its oversight responsibility for all three categories of risks.

On behalf of the Board, the Audit Committee plays a key role in the oversight of the Company’s risk management function, especially in regards to certain aspects of compliance risk. The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, certain compliance issues and accounting and certain legal matters. To provide this oversight, the Audit Committee utilizes the work of the Company’s internal and external auditors, information from the Company’s legal and compliance departments, an annual Business Risk Assessment, which identifies, from an inherent risk perspective, those events that could have a material adverse impact on achieving goals and objectives and an annual Fraud Risk Assessment, which identifies, from an inherent risk perspective, potential fraud events that could have a material adverse impact to the Company’s financial statements or could result in a material misappropriation of assets.

The Audit Committee utilizes these resources to assess Sarbanes-Oxley compliance, including the mitigation of financial reporting risk through internal controls over financial reporting, to direct the work of the Company’s Internal Audit Department, and to provide appropriate communication to the Board regarding identified risk. Both the Board and the Audit Committee consider the Company’s policies, procedures and internal controls for risk mitigation.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board has established three standing committees: (1) Audit, (2) Corporate Governance and Nominating and (3) Compensation. The Board also has an Executive Committee established pursuant to our bylaws. In addition, special committees may be established under the direction of the Board when necessary to address specific issues. On January 29, 2010, the Board formed such a special committee — the M&A Committee, which among other things, was organized to explore potential strategic transactions, as well as to explore remaining a stand-alone publicly-held corporation. The M&A Committee took an active role in, and assisting the Board in connection with, reviewing and responding to the non-binding indication of interest sent to Mr. McKeon, as Chairman of the Board, on January 21, 2010, by Cerberus and the negotiation of the Company’s Merger Agreement with certain affiliates of Cerberus, which was executed on April 11, 2010.

Name	Executive	Audit	Corporate Governance and Nominating	Compensation		M&A
Robert B. McKeon	C		X	C		C
William L. Ballhaus
Michael J. Bayer		X	X
Herbert J. Lanese
Barry R. McCaffrey
Ramzi M. Musallam	X			X
Joseph W. Prueher			X	X	*	X
Charles S. Ream		C		X		X
Mark H. Ronald			C			X
Peter J. Schoomaker				X
Leighton W. Smith, Jr.		X

C — Committee Chairman

*-Elected to Committee on September 23, 2009

STANDING COMMITTEES

Audit Committee

The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, certain compliance issues and accounting and certain legal matters. The Audit Committee also oversees audits of our internal control over financial reporting and audits of our financial statements on behalf of the Board. Among other duties, it is directly responsible for the selection and oversight of our independent auditors. The functions of the Audit Committee are further described below under the heading “Audit Committee Report” and in the Audit Committee’s charter. The Audit Committee met eight times during the fiscal year ended April 2, 2010. The Audit Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance”.

All members of the Audit Committee are independent within the meaning of the listing standards of the NYSE, SEC regulations and our Corporate Governance Guidelines. The Board has determined that Mr. Ream is an “audit committee financial expert” as defined by SEC rules.

The rules of the NYSE recognize that the duties of a member of an audit committee are demanding and consume a great deal of time. Accordingly, if a member of an audit committee serves simultaneously on the audit committees of three or more other public companies, the board of each NYSE-listed company must determine that such simultaneous service does not impair the ability of such member to serve effectively on the listed company’s audit committee and must disclose such determination in its proxy statement. Mr. Ream serves currently on the audit committees of three public companies in addition to our Audit Committee, and the Board has determined that his simultaneous service does not impair his ability to serve effectively on the Company’s Audit Committee.

Audit Committee Report

The Company’s management is directly responsible for the accounting and financial reporting processes, including the preparation of quarterly and annual consolidated financial statements and for maintaining an adequate system of internal controls over financial reporting. The Audit Committee is responsible for the selection, compensation, retention, oversight, evaluation and, if necessary, termination of the Company’s independent auditors. The independent auditors are responsible for auditing the annual consolidated financial statements and expressing an opinion to the Board and shareholders on the conformity of those financial statements with accounting principles generally accepted in the United States of America.

In connection with the audited consolidated financial statements for the fiscal year ended April 2, 2010, the Audit Committee has:

1.	reviewed and discussed, with management and the independent auditors, the audited consolidated financial statements, including discussions regarding critical accounting policies, other financial and reporting principles and practices appropriate for the Company, the quality of such principles and practices and the reasonableness of significant judgments;

2.	discussed with the independent auditors the items that are required to be discussed under applicable professional auditing standards and regulations, including the quality of the financial statements and the clarity of the related disclosures; and

3.	reviewed and considered the written disclosures in an independence letter from Deloitte & Touche LLP, the Company’s independent auditors, as required by the Public Company Accounting Oversight Board, and has discussed, with such independent auditors, their independence from the Company and management.

Based on the review and discussions referred to above, the Committee has recommended to the Board that the audited financial statements for fiscal year 2010 be included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2010. The Board has approved that recommendation.

Submitted on June 1, 2010, by the Audit Committee:

Charles S. Ream, Chairman

Michael J. Bayer

Leighton W. Smith, Jr.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is responsible for (i) recommending to the Board the composition of the Board and its Committees, (ii) identifying individuals qualified to become members of the Board, (iii) selecting and recommending to the Board a slate of director nominees for the next annual meeting of the stockholders of the Company and individual nominees for interim vacancies, (iv) recommending the role of the Board in the corporate governance process, (v) reviewing and assessing the Corporate Governance Guidelines, and (vi) reviewing and approving all non-binding letters of intent with respect to mergers and acquisitions, and recommending to the Board for Board approval merger and acquisition proposals (unless a special committee (such as the M&A Committee, which was established in connection with the Merger) is established by the Board for such purpose). The Corporate Governance and Nominating Committee met five times during the fiscal year ended April 2, 2010. The Corporate Governance and Nominating Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance”.

Executive Committee

The Executive Committee possesses all the powers of the Board not otherwise reserved to the Board by law and acts on behalf of the Board in the interim periods between regular or special meetings of the Board.

Compensation Committee

The Compensation Committee is responsible for making recommendations to the Board concerning the compensation of the Chief Executive Officer (“CEO”) and other executive officers, including the appropriateness of salary, incentive compensation, equity-based compensation plans and certain other benefit plans. The Compensation Committee evaluates the performance of the CEO and executive officers in setting their compensation levels and considers the Company’s performance, as well as other factors deemed appropriate by the Compensation Committee. The Compensation Committee occasionally engages independent consulting firms to review and evaluate various elements of the CEO’s and other executive officers’ total compensation, as discussed below under “Compensation Discussion and Analysis”. The Compensation Committee met seven times during the fiscal year ended April 2, 2010. The Compensation Committee’s charter is available on our website, http://www.dyn-intl.com, under the heading “Investor Relations — Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended April 2, 2010, our Compensation Committee consisted of Robert B. McKeon, Ramzi S. Musallam, Joseph W. Prueher, Charles S. Ream and Peter J. Schoomaker, none of whom was at any time during such fiscal year or at any other time, an officer or employee of us or any of our subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Messrs. McKeon and Musallam are partners in Veritas. We pay Veritas an annual management fee of $300,000 plus expenses to provide us with general business management, financial, strategic and consulting services. Reimbursed expenses for the 2010 fiscal year totaled $219,191.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted on June 2, 2010 by the Compensation Committee:

•	Robert B. McKeon, Chairman

•	Ramzi S. Musallam

•	Joseph W. Prueher

•	Charles S. Ream

•	Peter J. Schoomaker

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

Overview

The Compensation Discussion and Analysis is intended to inform our stockholders of the policies and objectives underlying the compensation programs for our executive officers. Accordingly, this section addresses and analyzes each element of the compensation program. Following this section is a series of tables containing specific information about the compensation awarded to, earned by or paid to our Named Executive Officers (“NEOs”). For fiscal year 2010, the NEOs were:

•	William L. Ballhaus, President & Chief Executive Officer;

•	Robert B. Rosenkranz, Executive Vice President and Chief of Staff;

•	Michael J. Thorne, Senior Vice President, Chief Financial Officer & Treasurer;

•	Anthony Smeraglinolo, President, Global Stabilization and Development Solutions;

•	Steven T. Schorer, President, Global Platform Support Solutions; and

•	Curtis L. Schehr, Former Senior Vice President, Chief Compliance Officer and Executive Counsel (until November 2009).

Executive Compensation Oversight; Use of Consultants

Our executive compensation program is administered by the Compensation Committee of our Board of Directors. As reflected in its charter, the Compensation Committee is charged with reviewing and approving goals and objectives relevant to the performance of the NEOs. In addition, no less than annually, the Compensation Committee appraises the performance of the NEOs in light of these goals and objectives and sets compensation levels based on this evaluation and a competitive market assessment. Annual base salary merit adjustments are set based on an evaluation of individual performance and consideration of comparative market data. Incentive bonus compensation targets and equity-based compensation grants are then set based on a percentage of base salary with consideration of comparative market data and achievement of total compensation targets. See the “NEOs on an Individualized Basis” section for further discussion on each element of compensation.

The Compensation Committee engaged an independent consulting firm to review and evaluate various elements of our NEOs’ total compensation program. During fiscal year 2010, the Compensation Committee engaged Frederic W. Cook & Co. to review the long-term compensation paid to our NEO’s and to identify competitive levels of compensation and appropriate compensation elements. The results from the independent consulting firm were considered in our compensation decisions for fiscal year 2010.

To help assess the competitive positioning of our NEO’s total compensation levels, the Committee reviewed competitive pay data for a custom peer group of companies provided by Frederic W. Cook & Co. The custom peer group of companies was developed by Frederic W. Cook & Co. with input from our management and ultimate approval by the Compensation Committee. The companies identified for inclusion in the peer group were of similar size and lines of business and against whom the Company would expect to compete for executive talent. Specifically, the custom peer group consisted of the following companies:

AAR ABM Industries Brinks CACI International Corrections Corporation of America DRS Technologies Emergency Medical Services Hudson Highland Group	ManTech International MPS Group Perot Systems Rockwell Collins Shaw Group SRA International TrueBlue URS

Separately, as part of its own independent review of executive compensation levels, management retained Hewitt Associates to provide competitive pay data for selected senior executive positions. Hewitt’s analysis included a review of a 25-company peer group as well as a smaller group of 9 comparable companies identified by management. The peer companies used in the Hewitt study are:

25-Company Peer Group

L-3

ITT Corp

Washington Group Int’l

Dover Corp

Goodrich Corp

Foster Wheeler

W.W. Grainger

Chicago Bridge & Iron Co

Cameron International

Harris Corp

Rockwell Collins

Alliant Techsystems

FMC Technologies

Flowserve Corp Joy Global Steelcase Hubbell Sauer-Danfoss Inc Applied Industrial Tech Inc Plaris Industries Curtiss-Wright Corp Walter Energy Inc GATX Corp Kaman Corp Federal Signal Corp

9-Company Peer Group

Alliant Techsystems Inc. CACI International Inc. DRS Technologies, Inc. Hexcel Corporation ITT Corporation	L-3 Communications Holdings, Inc. Rockwell Collins, Inc. SAIC, Inc. Teledyne Technologies Incorporated

When deliberating on executive compensation levels, the Compensation Committee gave consideration to the competitive market data obtained from the compensation consultants, the performance and tenure of the individual executive, and the relative importance of the executive’s role within the Company.

Executive Compensation Philosophy

The Compensation Committee believes that compensation paid to NEO’s should assist us in attracting, motivating and retaining superior talent. Our compensation programs are intended to motivate the NEOs to achieve our business objectives and to align their financial interests with those of our stockholders. Based on this philosophy, the compensation of our NEOs includes a combination of salary, annual incentive (i.e., cash bonuses), long-term equity-based awards and other employment benefits. Salary and cash bonuses are utilized so that management focuses on short-term goals. Whereas, long-term equity-based compensation is used so that management also focuses on long-term goals and performance.

As discussed above, we retained the services of professional compensation consultants who were assigned responsibility for conducting a competitive review of our executive compensation program. In this competitive review, the existing executive compensation program was reviewed relative to market practices. Findings were subsequently reported in the form of an analysis, which summarized competitive total compensation, which included the following sub-elements: base annual salary; target annual incentive compensation; target total cash compensation (the sum of base salary and target annual incentive compensation); grant-date fair value of long-term equity-based incentives; and total direct compensation (the sum of total cash compensation plus the grant-date fair value of long-term equity-based incentives).

Our compensation philosophy is to provide total compensation opportunities and a program that approximates the median of the market analysis in order to enable us to attract and retain a quality executive team focused on maximizing shareholder value.

The policies applicable to the total cash compensation of the individual NEOs do not differ. Differences in compensation are driven either by scope of the NEO’s services, tenure or experience or by contractual terms applicable to the NEO’s first year of service. Our philosophy regarding long-term equity-based compensation of the individual NEOs does not differ. As further described below in the “Long-Term Incentive Compensation Plan” and “Other Equity-Based Awards” sections, our equity compensation is based on two different types of awards, plan-based awards and Class B Interests. The Class B Interests were primarily issued during periods prior to our Initial Public Offering and were subject to either four-year or five-year vesting schedules. Class B Interests were granted with no exercise price or expiration date. Certain NEOs have been granted Class B Interests, as further described in “Other Equity-Based Awards” below. Our plan-based awards to date have taken the form of restricted stock units which can be service based or performance based.

We have employment agreements with our NEOs and certain other executive officers which provide for termination payments. These employment agreements are discussed further below, under the heading “Employment Agreements”.

Elements of our Executive Compensation Program

The primary elements of our executive compensation program, including compensation of the NEOs, for the fiscal year 2010 were:

•	base salary;

•	an annual incentive bonus, paid in cash;

•	a long-term incentive compensation plan;

•	a tax-qualified savings plan with matching company contributions; and

•	perquisites and other personal benefits.

In addition, some NEO’s have received in prior years Class B Interests which represent long-term equity-based awards from our significant stockholder. See “Class B Interests Awards” for further discussion.

In setting compensation amounts for each NEO, the Compensation Committee begins with considering base salary relative to each NEO’s position, experience and comparative market data. Annual base salary merit adjustments are set based on an evaluation of individual performance and consideration of comparative market data. Incentive bonus compensation targets and equity-based compensation grants are then set based on a percentage of base salary with consideration of comparative market data and achievement of total compensation targets.

Given satisfactory performance evaluations, over time our goal is to align all NEO’s total compensation with our targeted compensation percentile range. See the “NEOs on an Individualized Basis” section below for discussion on each element of compensation.

Further specifics with regard to each element of compensation are discussed in the sections below.

Base Salary

We pay our NEOs a base salary as fixed compensation for their time, efforts and commitments throughout the year. Salary levels are typically considered annually as part of our performance review process as well as upon a promotion or other change in job responsibility. The Compensation Committee considers, among other performance standards, the NEO’s contributions in assisting the Company in meeting its financial targets, improving operational efficiencies, creating and executing a clear strategy, leading and overseeing major projects, creating a winning culture, compliance, and safety. Competitive and performance data are reviewed by the Compensation Committee in order to make compensation decisions that will maintain a competitive level of remuneration for each NEO but not place them outside our target range of compensation based on comparable positions in the government services industry. Salaries are set based on a review of competitive market data, consideration of individual performance, compensation relative to other NEO’s and the importance to stockholders of the individual’s continued service.

While market data is compared against external factors, individual performance is assessed through our annual employee evaluation process, which compares performance goals based on an NEO’s position within our Company. The increases in base salaries were performance and economic adjustments and are included in total salary, as reflected in column (c) of the “Summary Compensation Table.” The resulting base salary adjustment in fiscal year 2010 is discussed below in the “NEOs on an Individualized Basis” section.

Incentive Bonus Compensation

During 2007, we established the Amended and Restated Executive Incentive Plan (“EIP”). The purpose of the EIP is to provide additional compensation to eligible participants for their contribution to the achievement of our objectives, to encourage and stimulate superior performance and to assist in attracting and retaining highly qualified executives.

Under the EIP, and consistent with our employment agreements with the NEOs, target bonus amounts for fiscal year 2010 were based on a percentage of base salary, varying by the NEO level and overall job responsibilities. This method of assigning each EIP target bonus percentage is consistent with our compensation philosophy and is based on market data we use from our compensation consultants as discussed in more detail within the “Executive Compensation Philosophy” section above. See the “NEOs on an Individualized Basis” section for discussion on incentive bonus compensation for each NEO.

Specific target bonus percentages are set forth in the following table.

Covered NEO	Fiscal Year	Base Salary	Target Bonus Percentage	Target Bonus Amount
Mr. Ballhaus (1)	2010	$850,000	100%	$850,000
	2009	$650,000	100%	$650,000

Mr. Rosenkranz	2010	$439,171	60%	$263,503
	2009	$424,000	60%	$254,400
	2008	$408,000	60%	$244,800

Mr. Thorne	2010	$414,960	60%	$248,976
	2009	$395,000	60%	$237,000
	2008	$380,000	60%	$228,000

Mr. Smeraglinolo (1)	2010	$441,000	75%	$330,750

Mr. Schorer (1)	2010	$455,642	75%	$341,732

Mr. Schehr (2)	2010	N/A	N/A	N/A
	2009	$367,000	50%	$183,500
	2008	$355,000	50%	$177,500

(1)	Information is not included for Messrs. Ballhaus, Smeraglinolo and Schorer for the periods prior to the year they became NEOs.
(2)	Mr. Schehr ended his employment with the Company in November 2009; as such he was not entitled to an EIP bonus.

Bonuses are paid under the EIP based on the attainment of certain financial performance metrics that were approved by the Compensation Committee. The EIP provides that the target bonus percentages, performance metrics and performance targets will be established annually during the first 90 days of the plan year.

For fiscal year 2010, our financial performance metrics for our NEOs included earnings before interest, tax, depreciation and amortization (“EBITDA”), revenue and DSO. All NEOs have performance metrics tied to our consolidated performance. We established EBITDA as a key financial measure to assess our operating performance. In fiscal years where unusual, non-recurring items occur, we may adjust EBITDA, at the discretion of the Compensation Committee, to exclude such items that have been deemed by management to have little or no bearing on our day-to-day operating performance. We established revenue as a key measure, as it measures gross sales to our customers and is consistent with our long-term strategic operational growth plan. We reward effective management of DSO as part of our bonus criteria because of its impact on cash flow.

Bonuses earned by the NEOs under the EIP for performance during fiscal year 2010 are reflected in column (g) of the “Summary Compensation Table” below. Our consolidated performance targets and actual results for the 2010 fiscal year were as follows:

Fiscal Year Ended	Performance Metric		Performance Targets for Fiscal Year	Weighting of Performance Metrics	Actual Results (for the Fiscal Year)
April 2, 2010	EBITDA	(2)	$236 million	50%	$239 million
	Revenue		$3.366 billion	25%	$3.585 billion
	DSO	(3)	70 days	25%	74 days

April 3, 2009	EBITDA	(1)	$214 million	50%	$221 million
	Revenue		$2.950 billion	25%	$3.101 billion
	DSO	(3)	75 days	25%	72 days

March 28, 2008	EBITDA		$205 million	50%	$175 million
	Revenue		$2.400 billion	25%	$2.140 billion
	DSO	(3)	74 days	25%	79 days

(1)	In fiscal year 2009, we adjusted EBITDA to exclude unrecoverable severance expenses.
(2)	In fiscal year 2010, we adjusted EBITDA to exclude external merger expenses and secondary offering expenses.
(3)	DSO utilized for performance metric purposes is calculated as the average monthly DSO for the fiscal year 2010 and can differ from DSO calculated for financial reporting purposes, as disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Actual compensation under the EIP may differ from targeted compensation based on the achievement of Company annual financial performance metrics or through discretionary action by our Compensation Committee. The Compensation Committee did not exercise any discretion with respect to individual payouts or consider the achievement or non-achievement of personal goals when granting incentive bonus compensation under the EIP for fiscal year 2010.

The actual incentive bonus amount for each NEO was higher than target bonus amount based on the Company’s actual results in fiscal year 2010. The actual bonus amount is calculated using a pre-defined formula comparing actual to targeted results resulting in a potential payout ranging from 0% to 200% of each NEO’s target bonus amount. For fiscal year 2010, actual incentive bonus compensation was calculated for each NEO based on the following method:

[each NEO’s percentage of base salary eligible for incentive] multiplied by [each NEO’s actual base salary] multiplied by [each performance metric’s multiplier] multiplied by [the pre-defined ratio of each performance metric’s actual vs. targeted performance].

For fiscal year 2010, actual performance will result in an approximate 112%, 86% and 119% estimated payout for Corporate, Global Stabilization and Development Solutions, and Global Platform Support Solutions, for each NEO’s target bonus percentage, as applicable. Messrs. Smeraglinolo and Schorer have 50% of their bonus result tied to their respective division’s performance and 50% to Corporate performance. All other NEO’s bonus result tied to Corporate only.

Long-Term Incentive Compensation Plan

During 2007, we adopted the OIP. The principal features of the OIP are as follows:

•	equity-based and cash-based awards;

•	directors, NEOs and other employees are eligible;

•	stock options will have a maximum 10-year term, will be priced at 100% of fair market value on date of grant and may not be re-priced without stockholder consent;

•

stock appreciation rights will have a base price at 100% of fair market value of common stock on the grant-date, may not be re-priced without stockholder consent and will result in a cash payment equal to the excess of the market price of our common stock on the exercise date over the base price;

•	performance awards will be cash payments or equity grants based on Company performance metrics over a pre-established period;

•	restricted stock grants may be in the form of actual shares or share units;

•	other share-based awards primarily apply to grants of deferred stock for director compensation;

•	there are maximum individual award limits; and

•	awards may vest in the event of a change in control.

See the “NEOs Compensation on an Individualized Basis” section for further discussion on long-term incentive compensation for each NEO.

Restricted Stock Units

The OIP provides for the grant of RSUs and other equity-based awards. From time to time, the Compensation Committee approves RSU awards to certain of our key employees (“Participant(s)”). The grants are made pursuant to the terms and conditions of the OIP and are subject to award agreements between the Company and each Participant. For a discussion of the rationale for the awards to our NEOs, see “Executive Compensation Philosophy” above.

Participants vest in RSUs generally either: (i) ratably over the corresponding service term, generally three years (“service-based awards”); or (ii) cliff vest with the amount of RSUs based on performance conditions tied to our financial performance (“performance-based awards”). The RSUs have an assigned value equivalent to our Common Stock and may be settled in cash or shares of our common stock at the discretion of the Compensation Committee. Compensation related to RSUs is reflected in column (e) of the “Summary Compensation Table” below. During fiscal year 2010, two NEOs, Messrs. Ballhaus and Smeraglinolo, were granted 12,500 and 17,500 service-based RSUs, respectively, each with a remaining service term of two years, after the immediate one third vesting of Mr. Ballhaus’ grant due to his prior year of service. During fiscal year 2010, the six NEOs were granted a total of 322,900 performance-based RSUs, with a corresponding service term of two or three years.

The Merger Agreement permits us to issue (in the ordinary course of business consistent with past practice) RSUs in respect of not more than 200,000 shares of our Class A Common Stock. Our Compensation Committee exercised such right and issued all of such RSUs during the first quarter of fiscal year 2011, of which Messrs. Ballhaus, Rosenkranz, Thorne, Smeraglinolo and Schorer were issued RSUs in respect of 13,166, 1,892, 3,121, 3,706 and 3,706 shares of our Class A Common Stock, respectively.

Other Equity-Based Awards

Class B Interests were granted in prior years to three of our NEOs, Messrs. Rosenkranz, Thorne and Schehr. Under the terms of the operating agreement of DIV Holding, holders of Class B Interests are entitled to receive a proportional share of distributions made by DIV Holding, provided that the holders of Class A membership interests in DIV Holding have received an 8% per annum internal rate of return on their invested capital. The

Class B Interests are subject to either five-year or four-year vesting schedules, with any unvested interests reverting to the holders of Class A membership interests in the event the Class B Interests are forfeited or repurchased. Class B Interests are granted with no exercise price or expiration date. The three NEOs noted above were granted Class B Interests by the manager of DIV Holding.

The Class B Interests have no dilutive effect on our common stock. In addition, payments made upon vesting and liquidation will be funded by DIV Holding and will not affect our available working capital. Because these Class B Interests are accounted for as compensation in our consolidated financial statements, they are considered by our Compensation Committee when considering grants of equity-based awards under the OIP.

No NEO received any Class B Interest grants during fiscal year 2010. Aggregate Class B Interests awarded to the NEOs are reflected below under the heading “Class B Interests Awards”.

Savings Plan

Each of the NEOs is eligible to participate in our tax-qualified 401(k) plan on the same basis as all other eligible employees. We provide a company matching contribution under the 401(k) plan on a non-discriminatory basis. The matching contributions paid by us on behalf of the NEOs are reflected in column (i) of the Summary Compensation Table. Details of the plan are discussed in Note 6 to our consolidated financial statements.

Perquisites and Other Personal Benefits

We maintain group medical and dental insurance, accidental death insurance and disability insurance programs for our employees, as well as customary vacation and other similar employee benefits. The NEOs are eligible to participate in these programs on the same basis as our other U.S.-based salaried employees.

The Compensation Committee adopted an Executive Benefits Plan for designated executives effective January 1, 2008, including the NEOs, under which they will be reimbursed up to $15,000 per year in the aggregate for annual physical examinations not covered by group health plans, personal income tax services and estate planning services. Payments under the Executive Benefits Plan will be grossed up to compensate for income taxes on the payments. During fiscal years 2010 and 2009, payments in the aggregate amount of $63,460 and $48,990 were made to the NEOs under this Plan and are reflected in column (i) of the Summary Compensation Table. No payments were made in any prior periods.

Messrs. Ballhaus, Rosenkranz and Smeraglinolo are provided with a special travel accident policy with benefit payout amounts of $7,800,000, $3,825,000 and $6,048,000, respectively. The NEO’s respective taxable share of the premium for such insurance are reflected in column (i) of the “Summary Compensation Table” below.

The cost we incurred in providing term life insurance benefits to each of our NEOs is reflected in column (i) of the “Summary Compensation Table” below. This benefit is generally available to most U.S.-based non-union employees.

Tax Implications of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), which limits the deduction for a publicly held corporation for otherwise deductible compensation to any “covered employee” to $1,000,000 per year. A covered employee includes the CEO and the three most highly compensated officers as of the close of the taxable year (other than the CFO) whose compensation is required to be disclosed to the stockholders in this proxy statement. The compensation limitation does not apply to privately held companies. If a company becomes publicly held in connection with an initial public offering and has a compensation plan or plans that were adopted when the company was privately held, and the terms of such plans were adequately disclosed in the company’s offering prospectus, then such company is considered in “transition”, and, so long as the plans are not materially modified during the transition period, any payments made under the terms of such plans are excluded from the $1,000,000 limit. Generally, the transition period extends to the first regularly scheduled meeting of the shareholders that occurs after the close of the third calendar year following the calendar year in which the company becomes publicly held. Any grants made prior to the end of the transition period are exempt from the Code Section 162(m) compensation limit. If a covered employee receives compensation pursuant to an agreement made subsequent to the adoption of the plans that either accelerates the timing of or increases the amount of compensation otherwise payable under the terms of the previously adopted plans, then a “material modification” is deemed to have occurred, and any compensation paid pursuant thereto is not exempt from the $1,000,000 limit. We became publicly held in May 2006. In addition, if a company adopts a compensation plan or plans after it becomes public and such plan or plans meet all the requirements of Performance Based Compensation as set forth in Code Section 162(m)(C) (“Performance Based Compensation”) and the regulations adopted thereunder, then such compensation is also exempt from the $1,000,000 limit.

We adopted the EIP in fiscal year 2008, and it was approved by our shareholders at the August 8, 2007 annual meeting. We believe the bonus grants issued under the EIP qualify as Performance Based Compensation. We also adopted the OIP in fiscal year 2008; it was approved by the shareholders at the August 8, 2007 annual meeting. The grants of our service-based RSUs do not qualify as Performance Based Compensation. We believe, therefore, that all compensation paid to our NEOs, excluding Mr. Ballhaus, other than service-based RSUs, during fiscal year 2010, is exempt from the Code Section 162(m) limitation, because it was paid either pursuant to compensation plans that were adopted at a time when we were privately held or qualified as Performance Based Compensation. NEO, Mr. Ballhaus exceeded the 162(m) limit during fiscal year 2010. Mr. Smeraglinolo was granted 17,500 service RSUs during fiscal year 2010, with a corresponding service term of two years. We believe the portion of the compensation payable to Mr. Smeraglinolo with respect to his service-based RSU awards do not qualify as exempt from the 162(m) limitation, since those awards do not meet the definition of Performance Based Compensation. The Compensation Committee may approve compensation that will be in excess of the Code Section 162(m) limitation, in order to ensure competitive levels of total compensation for our executive officers.

Risk Management Implications of Executive Compensation

Our compensation (base salary, executive/management incentive plan bonus compensation or equity-based compensation) is driven by either the passage of time (based on salaries established through market studies) or by a narrow set of performance metrics: (i) EBITDA; (ii) revenue; (iii) DSO and (iv) earnings per share. Compensation based on the passage of time does not create risk-taking incentives. Therefore, we have focused our consideration of risk and rewards on the compensation driven by the three performance metrics. The division executives target bonus amounts are derived from performance metrics and performance targets that are based on 50% of their respective division’s performance and 50% of overall Company performance.

Overall, we do not believe that our compensation policies or practices create risks that are material to our business. We believe our performance measures are well aligned with creating long-term shareholder value and do not create an incentive for excessive risk taking or unusual pressure on any single operating segment. Furthermore, our compensation policies and practices are consistent throughout the organization, the unique divisional performance measures previously discussed do not create significant risk.

Accounting Implications of Executive Equity-Based Compensation

During the fiscal year ended March 28, 2008 and prior periods, certain members of our management and outside directors were granted Class B Interests in an affiliate, DIV Holding. DIV Holding conducts no operations and was established for the primary purpose of holding our equity.

We retained an independent party, Value Incorporated, to conduct a fair-value analysis of the Class B Interests granted to management and outside directors. There were no Class B Interest granted during fiscal year 2010. In accordance with FASB Accounting Standards Codification (“ASC”) 718, Compensation-Stock

Compensation, (formerly SFAS 123(R)), we recorded compensation expense based on the grant-date fair value and commensurate with our vesting schedules.

Our RSU awards have been determined to be liability awards in accordance with ASC 718 therefore, the fair value of the RSU awards are re-measured at each financial reporting date as long as they remain liability awards. For fiscal year 2010, we recorded compensation expense based on the re-measured fair value as of April 2, 2010 and commensurate with our vesting schedules. For RSU awards that require the achievement of a performance target, compensation expense is recorded utilizing our best estimate of achievement of the performance target. As of April 2, 2010, we estimated 100% achievement of the performance target. See Note 11 to our consolidated financial statements for further discussion on Class B Interests and RSU awards.

NEOs Compensation on an Individualized Basis

The following paragraphs describe the manner in which the Compensation Committee determined the specified amount of each element of compensation for NEOs on an individualized basis for fiscal year 2010. See the “Base Salary”, “Incentive Bonus Compensation,” “Long-Term Incentive Compensation Plan”, “Restricted Stock Units” and “Other Equity-Based Awards” for general discussion on the compensation elements discussed below.

Mr. Ballhaus joined the Company in May 2008 as the President and CEO. His base salary for fiscal year 2010 of $850,000 was 11% below the market median salary. Mr. Ballhaus’ starting base salary as a CEO was 32% below the market median, due primarily to him being new to the Company and this being his first CEO position. Mr. Ballhaus’ fiscal year 2010 base salary represents a 31% increase from his starting salary as CEO. Mr. Ballhaus also received equity-based compensation in the form of 137,500 RSUs. Under the terms of his agreement 12,500 of these RSUs are service based and vest ratably with a remaining service term of two years, after the immediate one third vesting on May 19, 2009 due to his prior year of service. The remaining 125,000 RSUs are performance based and become fully vested three years from the grant date, August 7, 2009, contingent upon the achievement of certain performance metrics. All RSUs are subject to acceleration of vesting under certain circumstances, including an all-cash change of control merger, such as the proposed Merger. The grant date fair value of Mr. Ballhaus’ fiscal year 2010 RSU grants was $2,282,974 compared to the market median of $2,812,000. Mr. Ballhaus also participated in our EIP. Mr. Ballhaus’ eligible EIP target amount was $850,000 as compared to the market median of $932,300 for comparable positions. Mr. Ballhaus’ equity base compensation and EIP target amount are lower than the market median due to similar reasons as described for base salary. Other compensation, including 401(K) matching, paid time off and cost of insurance policies, is consistent with market practice and is not a significant portion of Mr. Ballhaus’ compensation. The Compensation Committee made one discretionary adjustment, the 12,500 RSUs granted to Mr. Ballhaus as a result of the Company’s fiscal year 2009 performance. Based on the judgment of the Compensation Committee, each of the compensation elements were considered individually and in the aggregate and were believed to be appropriate.

Mr. Rosenkranz’s base salary increased approximately 3.5%, from $424,000 to $439,171, from fiscal year 2009 to fiscal year 2010, considering his performance and an economic adjustment in his compensation of 3% to 4%. Mr. Rosenkranz’s increased base salary was 18% below the market median salary for his position, primarily due to his internal promotion to his current role as Chief of Staff during fiscal year 2009, which was a new role for Mr. Rosenkranz and the Company. Mr. Rosenkranz also received equity based compensation in the form of 17,700 performance based RSUs. Under the terms of his agreement the RSUs become fully vested three years from the grant date, August 7, 2009, contingent upon the achievement of certain performance metrics, subject to acceleration of vesting under certain circumstances, including an all-cash change of control merger, such as the proposed Merger. The grant date fair value of Mr. Rosenkranz’s fiscal year 2010 RSU grant was $300,015 compared to the market median of $862,000. Mr. Rosenkranz’s equity base compensation is lower than the market median due to similar reasons as described for base salary. Mr. Rosenkranz also participated in our EIP program during the fiscal year. Mr. Rosenkranz’s eligible EIP target amount was $263,503 as compared to the market median of $416,800 for comparable positions due to similar reasons as described for base salary. Other compensation, including 401(K) matching, paid time off and cost of insurance policies, is consistent with market practice and is not a significant portion of Mr. Rosenkranz’s compensation. There were no discretionary adjustments made by the Compensation Committee for any compensation element for Mr. Rosenkranz. Based on the judgment of the Compensation Committee, each of the compensation elements were considered individually and in the aggregate and were believed to be appropriate.

Mr. Thorne’s base salary increased 5.1%, from $395,000 to $414,960, from fiscal year 2009 to fiscal year 2010, considering his performance and an economic adjustment in his compensation. At the increased level, Mr. Thorne’s base salary was 11% below the market median salary for his position, primarily due to his current role being his first role as a CFO. Mr. Thorne also received equity based compensation in the form of 30,000 performance based RSUs. Under the terms of his agreement the RSUs become fully vested three years from the grant date, August 7, 2009, contingent upon the achievement of certain performance metrics, subject to acceleration of vesting under certain circumstances, including an all-cash change of control merger, such as the proposed Merger. The grant date fair value of Mr. Thorne’s fiscal year 2010 RSU grant was $508,500 compared to the market median of $654,200. Mr. Thorne’s equity base compensation is lower than the market median due to similar reasons as described for base salary. Mr. Thorne also participated in our EIP program during the fiscal year. Mr. Thorne’s eligible EIP target amount was $248,976 as compared to the market median of $301,500 due to similar reasons as described for base salary. Other compensation, including 401(K) matching, paid time off and cost of insurance policies, is consistent with market practice and is not a significant portion of Mr. Thorne’s compensation. There were no discretionary adjustments made by the Compensation Committee for any compensation element for Mr. Thorne. Based on the judgment of the Compensation Committee, each of the compensation elements were considered individually and in the aggregate and were believed to be appropriate.

Mr. Smeraglinolo became an NEO in the current year. His base salary for fiscal year 2010 was $441,000 which is consistent with the market median salary of $439,500, from fiscal year 2009 to fiscal year 2010, for his position and within our target compensation range. Mr. Smeraglinolo also received equity based compensation in the form of 52,500 performance based RSUs and 17,500 service based RSUs. Under the terms of his agreements 35,000 and 17,500 of the performance based RSUs become fully vested three and two years from the grant date, August 7, 2009 and October 15, 2009, respectively, contingent upon the achievement of certain performance metrics, subject to acceleration of vesting under certain circumstances, including an all-cash change of control merger, such as the proposed Merger. Under the terms of the agreement his service based RSUs become fully vested two years from the grant date, August 7, 2009, subject to acceleration of vesting under certain circumstances, including an all-cash change of control merger, such as the proposed Merger. The grant date fair value of Mr. Smeraglinolo’s fiscal year 2010 RSU grants was $1,208,516 compared to the market median of $667,400. Mr. Smeraglinolo’s equity based compensation is higher than the market median, as he previously held a similar president position and he has extensive experience in the government services industry. See “Our Executive Officers” for further discussion on Mr. Smeraglinolo’s experience. Furthermore, these RSU grants vest over multiple years. On an annual compensation basis, the fair value of these awards approximates the market median. Mr. Smeraglinolo also participated in our EIP program during the fiscal year. Mr. Smeraglinolo’s target EIP bonus amount percentage was $330,750 as compared to the market median of $307,600 which is within our target compensation range. Other compensation, including 401(K) matching, paid time off and cost of insurance policies, is consistent with market practice and is not a significant portion of Mr. Smeraglinolo’s compensation. There were no discretionary adjustments made by the Compensation Committee for any compensation element for Mr. Smeraglinolo. Based on the judgment of the Compensation Committee, each of the compensation elements were considered individually and in the aggregate and were believed to be appropriate.

Mr. Schorer became an NEO in the current year. His base salary for fiscal year 2010 was $455,642 which 4% higher than the market median salary of $439,500 for his position which is within our target compensation range. Mr. Schorer also received equity based compensation in the form of 70,000 performance based RSUs. Under the terms of his agreements 35,000 and 35,000 of the RSUs become fully vested three and two years from the grant date, August 7, 2009 and October 15, 2009, respectively, contingent upon the achievement of certain performance metrics, subject to acceleration of vesting under certain circumstances, including an all-cash change of control merger, such as the proposed Merger. The grant date fair value of Mr. Schorer’s fiscal year 2010 RSU grants was $1,229,900 compared to the market median of $667,400. Mr. Schorer’s equity based compensation is higher than the market median, as he previously held a similar president position and he has extensive experience in the government services industry. See “Our Executive Officers” for further discussion on Mr. Schorer’s experience. Furthermore, these RSU grants vest over multiple years. On an annual compensation basis, the fair value of these awards approximates the market median. Mr. Schorer also participated in our EIP program during the fiscal year. Mr. Schorer’s eligible EIP target amount was $341,732 as compared to the market median of $307,600 which is within our target compensation range. Other compensation, including 401(K) matching, paid time off and cost of insurance policies, is consistent with market practice and is not a significant portion of Mr. Schorer’s compensation. There were no discretionary adjustments made by the Compensation Committee for any compensation element for Mr. Schorer. Based on the judgment of the Compensation Committee, each of the compensation elements were considered individually and in the aggregate and were believed to be appropriate.

Mr. Schehr’s fiscal 2010 compensation was impacted by his employment termination without Cause on November 23. In connection with Mr. Schehr’s termination, we provided him with severance in accordance with his employment agreement. For further discussion on Mr. Schehr’s severance see “Mr. Schehr’s Post-Employment Payments and Benefits” section below.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for fiscal years 2010, 2009 and 2008 awarded to, earned by or paid to our NEOs.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock (Equity) Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(g)	(i)	(j)
William L. Ballhaus (5)	2010	845,514	—	2,282,974	950,300	86,704	4,165,492
President & Chief Executive Officer	2009	547,500	350,000	985,822	816,400	97,814	2,797,536
	2008	—	—	—	—	—	—

Robert B. Rosenkranz	2010	466,685	—	300,015	294,600	82,458	1,143,758
Executive Vice President & Chief of Staff	2009	419,299	—	—	365,340	73,886	858,525
	2008	396,554	—	—	75,400	49,545	521,499

Michael J. Thorne	2010	408,880	—	508,500	278,400	43,840	1,239,620
Senior Vice President, Chief Financial Officer & Treasurer	2009	390,523	—	—	297,823	47,635	735,981
	2008	374,462	—	—	70,200	39,699	484,361

Anthony Smeraglinolo (5)	2010	449,277	—	1,208,516	283,800	49,976	1,991,569
President, Global Stabilization and Development Solutions

Steven T. Schorer (5)	2010	440,742	—	1,229,900	405,300	23,340	2,099,282
President, Global Platform Support Solutions

Curtis L. Schehr	2010	250,112	—	300,015	—	1,301,479	1,851,606
Former Senior Vice President, Chief Compliance Officer and Executive Counsel	2009	363,602	—	—	230,743	19,689	614,034
	2008	350,385	—	—	54,700	20,302	425,387

(1)	The amounts reported in column (d) for fiscal year 2009 represent a sign-on bonus associated with Mr. Ballhaus’ employment contract.
(2)	The amounts reported in column (e) relating to service-based RSUs and Class B Interests represents the aggregate grant date fair value of awards computed in accordance with FASB ASC 718. The amount reported in column (e) relating to performance-based RSUs represents the aggregate grant date estimate of compensation costs to be recognized over the service, excluding the effect of forfeitures with respect to performance awards. As of April 2, 2010, we estimated 100% achievement of the performance target, as such the value of the performance-based RSUs granted during the current year assumes the performance targets conditions is probable, is equal to the amount included in column (e). Assumptions used in the calculation of these awards are discussed in Note 11 of our consolidated financial statements. Further information is provided in the RSUs and other equity-based awards discussion below under the headings “Grants of Plan-Based Awards” and “Other Equity-Based Awards”.
(3)	The amounts reported in column (g) represent cash bonuses that were earned in fiscal years 2010, 2009 and 2008 pursuant to our EIP, which is discussed above under the heading “Long-Term Incentive Compensation Plan”. Bonuses for fiscal years 2009 and 2008 were paid out on June 11, 2009 and June 10, 2008, respectively. The fiscal year 2010 bonuses have not been paid as of the date of this filing.
(4)	The amount of each component of All Other Compensation reported in column (i) for each NEO is set forth in the “All Other Compensation” table below.
(5)	Information is not included for Messrs. Smeraglinolo and Schorer for the periods prior to the year they became an NEO. Information is not included for Mr. Ballhaus for the period prior to his employment with the Company.

All Other Compensation

The following table outlines perquisites and personal benefits provided by us in fiscal years 2010, 2009 and 2008.

Name	Fiscal Year	401(k) Matching Contributions ($) (5)	Severance ($)	Professional Fees Reimbursements ($) (1)	Paid Time Off ($) (2)	Cost of Insurance Policies ($) (3)	Total Other Compensation ($)
Mr. Ballhaus (4)	2010 2009	11,281 8,500	— —	26,654 16,877	— —	48,769 72,437	86,704 97,814

Mr. Rosenkranz	2010 2009 2008	8,478 7,970 10,000	— — —	12,603 1,033 —	22,102 20,576 —	39,275 44,307 39,545	82,458 73,886 49,545

Mr. Thorne	2010 2009 2008	10,338 9,892 10,000	— — —	— 4,255 —	16,469 17,538 15,315	17,033 15,950 14,384	43,840 47,635 39,699

Mr. Smeraglinolo (4)	2010	11,480	—	—	—	38,496	49,976

Mr. Schorer (4)	2010	1,227	—	5,214	—	16,899	23,340

Mr. Schehr	2010 2009 2008	6,093 9,757 10,000	1,211,354 — —	18,990 9,932 —	56,783 — —	8,259 — 10,302	1,301,479 19,689 20,302

(1)	Represents professional fees reimbursements paid out during the fiscal year.
(2)	Represents compensation paid out during the fiscal year in lieu of unused vacation and personal time in accordance with Company policy.
(3)	Represents the cost of company-paid term-life insurance policies for the NEOs and the NEOs’ share of premiums for special business travel accident policies, including tax gross-up amounts paid to the NEOs, for the benefit of Messrs. Ballhaus, Rosenkranz and Smeraglinolo.
(4)	Information is not included for Messrs. Smeraglinolo and Schorer for the periods prior to the year they became an NEO. Information is not included for Mr. Ballhaus for the period prior to his employment with the Company.
(5)	The Company matches up to $10,700 per calendar year. If an executive is matched for more than $10,700 in any given calendar year, the overage would be called back in the following calendar year.

GRANTS OF PLAN-BASED AWARDS

The following table provides information about equity and non-equity awards granted to the NEOs in fiscal year 2010. Each award is shown separately for each NEO, with the corresponding vesting schedule for each equity award in the footnotes following this table.

	Grant date	Estimated future payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards			All other stock awards: number of shares of stock or units (#)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($) (2)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Mr. Ballhaus	08/07/09				62,500	125,000	187,500	—	—	—	—
	06/03/09	263,900	850,000	1,700,000
	05/19/09							12,500	—	—	164,224

Mr. Rosenkranz	08/07/09				8,850	17,700	26,550	—	—	—	—
	06/03/09	81,811	263,503	527,006

Mr. Thorne	08/07/09				15,000	30,000	45,000	—	—	—	—
	06/03/09	77,301	248,976	497,952

Mr. Smeraglinolo (4)	10/15/09				17,500	17,500	17,500	17,500	—	—	296,941
	08/07/09				17,500	35,000	52,500	—	—	—	—
	06/03/09	102,689	330,750	661,500

Mr. Schorer (4)	10/15/09				17,500	35,000	52,500	—	—	—	—
	08/07/09				35,000	35,000	35,000	—	—	—	—
	06/03/09	106,099	341,732	683,464	—	—	—

Mr. Schehr (3)	08/07/09	—	—	—	8,850	17,700	26,550	—	—	—	—

(1)	Threshold, target and maximum amounts are calculated based on the weighted averages of the respective performance measures under the EIP, which is discussed further above under the heading “Incentive Bonus Compensation”.
(2)	Amount represents grant-date fair value of fiscal 2010 RSU awards. Our RSUs are accounted for as liability awards in accordance with ASC 718 and are subsequently re-measured at each reporting period.
(3)	Mr. Schehr ended his employment with the Company in November 2009; as such he was not entitled to an EIP bonus.
(4)	Messrs. Smeraglinolo and Schorer were granted an all-or-nothing performance award. Thus the Threshold, Target and Maximum are equal.

The following table provides information about the vesting of equity awards granted to the NEOs, which remain unvested as of April 2, 2010. Each award is shown separately for each NEO, with the corresponding vesting schedule for each equity award in the footnotes following this table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Option awards					Stock awards
	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (2)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (2)
	(#) exercisable	(#) unexercisable	(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mr. Ballhaus	—	—	—	—	—	75,000	1,174,816	125,000	2,118,750
Mr. Rosenkranz	—	—	—	—	—	—	—	17,700	300,015
Mr. Thorne	—	—	—	—	—	—	—	30,000	508,500
Mr. Smeraglinolo	—	—	—	—	—	17,500	296,941	52,500	911,575
Mr. Schorer	—	—	—	—	—	—	—	70,000	1,229,900
Mr. Schehr	—	—	—	—	—	—	—	—	—

(1)	The amounts included in columns (g) and (h) reflect the service-based RSUs granted to NEOs as of April 2, 2010. All of such RSUs are subject to acceleration of vesting under certain circumstances, including an all-cash change of control merger, such as the proposed Merger.
(2)	The amounts included in columns (i) and (j) reflect the performance-based RSUs granted to NEOs as of April 2, 2010. All of such RSUs are subject to acceleration of vesting under certain circumstances, including an all-cash change of control merger, such as the proposed Merger.

Class B Interests Awards

Because the Class B Interests are similar in nature to equity awards under a company plan, we provide our stockholders with information concerning the Class B Interests. The following table sets forth certain information with respect to Class B Interests that were owned by our NEOs and were outstanding at the end of fiscal year 2010. Pursuant to the terms of the Operating Agreement governing DIV Holding, if the Company’s shares are publicly traded on or after February 10, 2011, Class B Interests may be redeemed from the holder of the Class B Interests (the “Class B Member”) at the end of any fiscal quarter, for the Company’s stock or cash, at the discretion of Veritas, on thirty days’ written notice, upon February 10, 2011, as indicated below. Class B Interests are subject to forfeitures until the earlier of (i) the Class B Member’s fourth or fifth employment/directorship anniversary, depending upon the individual’s employment agreement, (ii) date of termination or (iii) a change in control of the Company.

Information concerning Class B Interests outstanding as of April 2, 2010 is reflected as follows:

Name	Class B Interests Vested as of April 3, 2009 (%) (1)	Class B Interests Vested During Fiscal Year 2010 (%) (1)	Cumulative Class B Interests Vested as of April 2, 2010 (%) (1)	Class B Interests That Have Not Vested as of April 2, 2010 (%) (2)	Book Value of Vested Class B Interests as of April 2, 2010 ($) (3)	Book Value of Unvested Class B Interests as of April 2, 2010 ($) (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Mr. Ballhaus	0.0000	0.0000	0.0000	0.0000	—	—
Mr. Rosenkranz	0.3025	0.1300	0.4325	0.2175	1,271,549	763,620
Mr. Thorne	0.5100	0.1275	0.6375	0.0000	756,713	—
Mr. Smeraglinolo	0.0000	0.0000	0.0000	0.0000	—	—
Mr. Schorer	0.0000	0.0000	0.0000	0.0000	—	—
Mr. Schehr (4)	0.2000	0.1000	0.3000	0.0000	952,584	—

(1)	Columns (b), (c) and (d) provide the vesting status of Class B Interests as of the specified period for each of our NEOs. Percentages reflect vested Class B Interests, as described above under the heading “Other Equity-Based Awards”. Messrs. Ballhaus, Smeraglinolo and Schorer do not have any ownership interest in Class B Interests.
(2)	Percentages in column (e) reflect unvested Class B Interests, as described above under the heading “Other Equity-Based Awards”. Class B Interests vest ratably over the five-year period following the grant except in the case of Mr. Schehr, who received a four-year vesting grant in 2006 associated with him joining our Company. Mr. Schehr had no previous grants.
(3)	Columns (f) and (g) reflect the book value of the Class B Interests that were vested or unvested as of April 2, 2010. The related market value of the vested and unvested Class B Interests as of April 2, 2010 was $3,862,894 and $530,919, respectively, which would represent 330,727 and 45,455 Common Stock equivalents (issuable by DIV Holding at their discretion upon vesting), respectively, based on our closing stock price on April 2, 2010. The market value of the Class B Interests was calculated using a market value model that includes the following variables: Company’s stock price; the number of outstanding common shares; and DIV Holding ownership percentage.
(4)	Mr. Schehr ended his employment with the Company in November 2009 and forfeited his unvested Class B Interests.

Employment Agreements

We have employment agreements with Messrs. Ballhaus, Rosenkranz, Thorne, Schorer and Smeraglinolo. We also had an employment agreement with Mr. Schehr, whose employment was terminated on November 23, 2009 without Cause, which is defined in the “Material Terms Defined” section below. A description of the payments and benefits Mr. Schehr received in connection with his termination is provided in “Other Potential Post-Employment Payments” below.

The initial term of the employment agreements is three years for Mr. Ballhaus, four years for Mr. Schehr, and five years for Messrs. Rosenkranz and Thorne. Following the initial term, each of the employment agreements will automatically renew for additional one-year periods, unless either we or the NEO delivers written notice of intent not to renew.

The employment agreements establish minimum salaries and annual incentive compensation targets for each of the covered NEOs. See the “Incentive Bonus Compensation” section for the fiscal year 2010 base salary and target bonus amounts.

Pursuant to his employment agreement, Mr. Ballhaus has agreed that he will not (a) for a period of two years following termination of his employment, solicit, for purposes of marketing, selling or providing services or products thereto, any party which was a customer of ours during the year prior to his termination or was a targeted customer at the time of termination or (b) solicit for employment any person who was an employee of ours during the year prior to his termination. He has also agreed that, for a period of two years following early termination of his employment or one year following normal expiration of the term of his employment agreement, he will not compete with us for contracts held by us, or which we are in the bidding process at the time of termination, having potential annual revenue of $100 million or more.

Pursuant to the employment agreements of Messrs. Rosenkranz, Schehr, Thorne, Schorer and Smeraglinolo, each such NEO has agreed that, during the term of the employment agreement and for a period of one year following the termination of the agreement, he will not employ or solicit for employment any current or former employees of our company.

Furthermore, NEO’s may not disclose any confidential information to any person or entity, unless required by law. In addition, under the terms of the employment agreements, we have agreed to indemnify the NEO’s against any claims or liabilities relating to the NEOs’ services to us, to the extent permitted by applicable law, and to pay for counsel for the NEOs’ defense.

The NEO’s employment agreements provide for payments in connection with certain terminations of employment. A description of the payments and benefits each NEO receives upon termination of employment is provided below in “Other Potential Post-Employment Payments”.

Other Potential Post-Employment Payments

The following section describes the payments and benefits that would be provided to our NEOs in connection with any termination of employment, including resignation, involuntary termination, death, retirement, disability or a change in control merger to the extent occurring on April 2, 2010. However, the actual amounts that would be paid under each circumstance can only be determined at the actual time of termination of employment. The assumptions and methodologies that were used to calculate the amounts paid upon a termination of employment are set forth at the end of this section.

Payments Made Upon Certain Terminations

In the event Mr. Ballhaus is terminated by us without Cause or voluntarily terminates his employment for Good Cause, we would provide him with the following payments and benefits:

•	a payment equal to the pro rated portion of his incentive compensation that would be payable to him based on our projected performance through the termination date; and

•

a payment equal to two times the sum of his then base salary plus an average of (a) the incentive bonus earned by him during the prior fiscal year and (b) his target bonus amount for the year of termination, payable in two installments during the year following termination.

In the event Mr. Ballhaus’ employment agreement is not automatically extended for a term of one year at the time of its normal expiration and his employment terminates at the election of the company, we would provide him with the following payments and benefits:

•

a payment equal to the sum of his then base salary plus an average of (a) the incentive bonus earned by him during the prior fiscal year and (b) his target bonus amount for the year of termination, payable in two installments during the year following termination;

•

a payment equal to the amount of incentive compensation that would have been paid to him during the 90 days following his termination, if he had continued to be employed during such 90-day period, payable at the same time such bonus is payable to other executives of the Company; and

•	full vesting of any RSUs that would have vested during the 90 days following his termination if he had remained employed during such period.

In the event that any of Messrs. Rosenkranz, Schehr and Thorne are terminated by us without Cause or voluntarily terminates his employment for Good Cause, we would provide such NEO with the following payments and benefits:

•	a payment equal to two times the sum of such NEO’s then base salary plus target bonus amount, payable in two installments during the year following termination;

•

reimbursement for the cost of continued medical coverage for the same portion of such NEO’s COBRA health insurance premium that we paid during such NEO’s employment, until the earlier of either the last day of his COBRA health insurance benefits or the date on which he becomes covered under any other group health plan; and

•	the right to exercise any vested stock options or other rights based upon the appreciation in value of our stock (but excluding any rights in Class B Interests).

In the event that any of Messrs. Smeraglinolo and Schorer are terminated by us without Cause or voluntarily terminates his employment for Good Cause, we would provide such NEO with a payment equal to the NEO’s then base salary plus a pro-rated portion of target bonus

Payments Made Upon Retirement, Death or Complete Disability

Mr. Ballhaus’ employment agreement provides that, if his employment is terminated by reason of Retirement, death or Complete Disability, he will receive a payment equal to the pro rated portion of his incentive compensation that would be payable based on our projected performance through the termination date.

The employment agreements of Messrs. Rosenkranz, Schehr, Thorne, Schorer and Smeraglinolo provide that, if their employment is terminated by reason of Retirement, death or Complete Disability, they will receive the following payments and benefits:

•	a payment equal to the pro rated portion of such NEO’s incentive compensation that would be payable based on our projected performance through the termination date; and

•	the right to exercise any vested stock options or other rights based upon the appreciation in value of our stock (but excluding any rights in Class B Interests).

Payments Made Upon Involuntary Termination for Cause, Voluntary Termination without Good Cause or a Change in Control

The NEOs are not entitled to any payments or benefits (other than accrued but unpaid compensation and benefits) in the event of an involuntary termination for Cause, voluntary termination without Good Cause or a change in control, except:

•	Upon a change in control, Mr. Ballhaus’ unvested RSUs, other than those which did not vest because performance conditions were not met, shall vest immediately.

•	All RSUs (including all performance-based RSUs) granted to the NEOs will automatically vest upon the consummation of an all-cash change of control merger, such as the Merger.

Approximation of Other Potential Post-Employment Payments for Messrs. Ballhaus, Rosenkranz, Thorne, Schorer and Smeraglinolo

This section quantifies the potential payments and benefits that would have been paid to Messrs. Ballhaus, Rosenkranz, Thorne, Schorer and Smeraglinolo upon a termination of their employment occurring on April 3, 2010. If they were terminated involuntarily without Cause or voluntarily terminated for Good Cause, they would receive cash severance payments, excluding equity-based compensation, equal to $3,683,333, $1,493,177, $1,410,912 $569,552 and $551,250, respectively. Mr. Schehr ended his employment with the Company in November 2009 and as such would not be entitled to post-employment payments at April 3, 2010.

The cost of reimbursing Messrs. Ballhaus, Rosenkranz, Thorne, Schorer and Smeraglinolo for health insurance in the event of an involuntary termination without Cause or voluntary termination for Good Cause is approximately $12,000 to $18,000 per executive.

In the event of Retirement, death, or Complete Disability, Messrs. Ballhaus, Rosenkranz, Thorne, Schorer and Smeraglinolo would receive cash severance payments equal to $850,000, $263,503, $248,976, $341,732 and $330,750, respectively.

Mr. Schehr’s Post-Employment Payments and Benefits

Mr. Schehr’s employment was terminated by us, without Cause, on November 23, 2009. In connection with Mr. Schehr’s termination, we provided Mr. Schehr with the following payments and benefits:

•	accrued but unpaid base salary through the date of termination;

•	a prorated portion of his target bonus amount for fiscal year 2010, in the amount of $126,968;

•	a cash severance payment of $1,185,040, equal to two times the sum of Mr. Schehr’s base salary plus target bonus amount, payable in two equal lump sum payments; and

•

continued health benefits coverage until the earlier of (a) the last day of Schehr’s COBRA coverage or (b) the date on which Schehr becomes covered under any other group health plan, with his portion of the premium costs being the same as the amounts he paid during his employment, at a cost to the Company of approximately $27,000.

Material Terms Defined

The terms “Cause”, “Good Cause”, “Complete Disability” and “Retirement”, as used above, are defined in the employment agreements of Messrs. Ballhaus, Rosenkranz, Thorne, Schorer and Smeraglinolo. The definitions of these terms are as follows:

“Cause” means: (a) the willful and continued failure by the executive to substantially perform his duties with the operating company (other than any such failure resulting from his incapacity due to physical or mental illness, injury or disability), after a written demand for substantial performance is delivered to him by the Board that identifies, in reasonable detail, the manner in which the Board believes that executive has not substantially performed his duties in good faith, and he fails to cure the matter if curable; (b) the willful engaging by executive in conduct that causes material harm to the operating company, monetarily or otherwise; (c) executive’s conviction of a felony arising from conduct during the term of his employment agreement; or (d) executive’s willful malfeasance or willful misconduct in connection with executive’s duties.

“Good Cause” means any of the following actions taken by the operating company or any subsidiary that employs the executive: (a) assignment of the executive to duties that are materially inconsistent with his status as a senior executive or which represent a substantial diminution of his duties or responsibilities in the operating company; (b) reduction in the executive’s base salary, except in connection with an across-the-board salary reduction for all executives; (c) a failure by the operating company to pay any of executive’s compensation in accordance with the operating company’s policy; (d) change of executive’s title; (e) failure to comply with the obligations of the operating company pursuant to the executive’s employment agreement; or (f) except in the case of Mr. Ballhaus, failure of a successor to the operating company to confirm in writing, within five business days of its succession, its obligation to assume and perform all obligations of the employment agreement.

“Complete Disability” is defined as the inability of the executive to perform his duties under his employment agreement, because he has become permanently disabled within the meaning of any policy of disability income insurance covering employees of the operating company then in force. In the event the operating company has no policy of disability income insurance covering employees of the operating company in force when executive becomes disabled, the term “Complete Disability” means the inability of the executive to perform his duties under his employment agreement by reason of any incapacity, physical or mental, which the Board, based upon medical advice or an opinion provided by a licensed physician acceptable to the Board, determines to have incapacitated executive from satisfactorily performing all of executive’s usual services for the operating company for a period of at least 120 days during any 12-month period (whether or not consecutive).

“Retirement” means the voluntary retirement of the executive from the operating company (1) at or after age 62 or (b) at any time after the combination of the executive’s age and service with the operating company or any predecessor or subsidiary equals or exceeds 75 years.

Material Conditions to Receipt of Post-Employment Payments

The receipt of payments and benefits (other than accrued but unpaid compensation) to the executives upon a termination of employment is conditioned on the executive furnishing to the operating company an executed copy of a waiver and release of claims. Mr. Schehr was required to and did execute a waiver and release of claims as a condition to receiving his severance payments and benefits in connection with his termination of employment.

Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments

The following assumptions and methodologies were used to calculate the post-employment payments and benefits described above.

The prorated incentive compensation severance amounts payable upon involuntary termination without Cause, voluntary termination for Good Cause, Retirement, death and Complete Disability reported above under the heading “Approximation of Other Potential Post-Employment Payments for Messrs. Ballhaus, Rosenkranz, Thorne, Schorer and Smeraglinolo” assume that our projected performance will be at target.

DIRECTOR COMPENSATION

General

The Company uses a combination of cash and equity-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required. The following information relates to the compensation of the directors for fiscal 2010.

Board Retainer and Fees

Directors who were not affiliates of Veritas Capital or officers or employees of the Company received an annual retainer of $40,000, payable quarterly in advance, and a $2,000 fee for each meeting of the Board they attended.

Committee Fees

The Chairman of the Audit Committee received an additional annual fee of $12,000, and each member received an additional fee of $2,000 for attendance at each meeting of the Committee.

The Chairman of the Corporate Governance and Nominating Committee received an additional annual fee of $8,000, and each member received an additional fee of $2,000 for attendance at each meeting of the Committee.

The nonaffiliated members of the Compensation Committee received an additional fee of $2,000 for attendance at each meeting of the Compensation Committee.

Each member of the M&A Committee (other than Mr. McKeon who acted as Chairman of the M&A Committee) is entitled to receive a fee of $2,000 for attendance at each meeting of the M&A Committee.

Members of the Executive Committee and affiliates of Veritas Capital or officers or employees of the Company do not receive any retainer or fees.

Equity Award Program for Non-Affiliated Directors

Certain directors who are not affiliates of Veritas Capital or our employees have been granted Class B Interests. For a discussion of Class B Interests see, “Outstanding Equity Awards At Fiscal Year End — Other Equity-Based Awards.” The equity-based compensation awarded to directors during the fiscal year ended April 2, 2010 is reflected in the following Director Compensation table.

Certain non-employee directors who are not affiliates of Veritas Capital were also granted RSUs during fiscal year 2010, which will vest on July 14, 2010 (unless vesting is accelerated prior to such date, for example in connection with an all-cash change of control merger, such as the Merger) and may be settled in cash or shares of our Common Stock at the discretion of the Compensation Committee.

Director Compensation in Fiscal Year 2010

The following table sets forth certain information with respect to the compensation we paid and value of equity awards granted for our directors during fiscal year 2010.

DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock (Equity) Awards ($) (1)(6) (c)	All Other Compensation ($) (d)	Total ($) (e)
William L. Ballhaus (5)	—	—	—	—
Michael J. Bayer	104,000	18,225	—	122,225
Richard E. Hawley (7)	12,000	—	—	12,000
Barry R. McCaffrey (3)	62,000	18,225	90,000	170,225
Robert B. McKeon (4)	—	—	—	—
Ramzi M. Musallam (4)	—	—	—	—
Joseph W. Prueher	112,000	18,225	—	130,225
Charles S. Ream	144,000	18,225	—	162,225
Mark H. Ronald	120,000	18,225	—	138,225
Peter J. Schoomaker (2)	78,000	41,415	16,000	135,415
Leighton W. Smith Jr.	86,000	18,225	—	104,225
William G. Tobin (7)	30,000	—	—	30,000
Herbert J. Lanese	64,000	18,225	—	82,225

(1)

The amounts reported in column (c) include service-based RSU awards and Class B Interests, and represents the aggregate grant date fair value of awards computed pursuant to the Equity Award Program (discussed above under the heading “Equity Award Program for Non-Employee Directors”), as determined in accordance with ASC 718. As of April 2, 2010, we estimated 100% achievement of the performance target, as such the value of the performance-based RSUs granted during the current year assumes the target performance conditions is probable, is equal to the amount included in this column. Assumptions used in the calculation of these awards are discussed in Note 11 to our consolidated financial statements.
(2)	Gen. Schoomaker serves as a member of the Board of Managers of Global Linguist Solutions LLC, a subsidiary of the Company. His fees for such services during the fiscal year are reflected in column (d).
(3)	Gen. McCaffrey serves as Chairman of the Board of Managers of Global Linguist Solutions LLC, a subsidiary of the Company. His fees for such services during the fiscal year are reflected in column (d).
(4)	Messrs. McKeon and Musallam are principals of Veritas Capital Management II, L.P. which owns the controlling interest of DIV Holding, which in turn owns a significant portion of the Company’s outstanding shares of common stock. As Veritas Capital executives, they are not paid by the Company for their services as directors or members of its committees. The Company paid a total of $300,000 in management fees and $219,191 in connection with expense reimbursements to Veritas in the 2010 fiscal year.
(5)	Mr. Ballhaus, our President and Chief Executive Officer, did not receive any director retainer or fees during fiscal year 2010.
(6)	All stock granted during the fiscal 2010 were outstanding at fiscal year end. Messrs. Bayer, McCaffrey, Prueher, Ream, Ronald, Smith and Lanese were each granted 1,586 service-based RSUs during fiscal year 2010. Mr. Schoomaker was granted 3,604 service-based RSUs during fiscal year 2010.
(7)	Richard E. Hawley and William G. Tobin served on the board until July 2009 as they did not stand for reelection in our 2009 Annual Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in this Item 12 is incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement, filed with the SEC on May 17, 2010.

On April 11, 2010, the Company entered into the Merger Agreement with affiliates of Cerberus, pursuant to which Merger Sub will be merged with and into the Company, with Company being the surviving corporation and continuing as a wholly-owned subsidiary of Cerberus.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our Common Stock, other than any shares owned by Cerberus, Purchaser or Merger Sub, or by any stockholders who are entitled to, and who properly exercise appraisal rights under Delaware law, will be cancelled and will be converted automatically into the right to receive $17.55 in cash, without interest. The consummation of the Merger is subject to various customary conditions, including the approval of the Company’s stockholders. This Merger, if consummated, will result in a change in control of the Company. To our knowledge, no shares of our Class A Common Stock are pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Since April 2, 2010, we have entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which our related persons—in general, our directors, executive officers and their immediate family members—had or would have a direct or indirect material interest.

•

Robert B. McKeon, a director, is a partner in and the President of Veritas Capital Management (“Veritas”), a New York-based private equity investment firm, which controls DIV, our largest stockholder. Ramzi M. Musallam is also a partner in Veritas. Under an agreement between us and Veritas, established at the time the Company was acquired by affiliates of Veritas, we pay Veritas Capital an annual management fee of $300,000 plus expenses to provide us with general business management, financial, strategic and consulting services. Reimbursed expenses for fiscal year 2010 totaled $219,191.

•	We own a 51% interest in GLS, a joint venture between us and McNeil Technologies, Inc. (“McNeil”) McNeil is controlled by Veritas, which also has significant influence over us through its stock ownership and board seats. GLS paid dividends in the amount of $26.6 million to McNeil during the fiscal year ended April 2, 2010. Additionally we paid McNeil $17.2 million for services they provided us throughout the fiscal year. Barry McCaffrey is currently a director of McNeil.

Our Controls for Approving Transactions with Related Persons

Any material transaction involving our directors, nominees for director, executive officers and their immediate family members (“related persons”) and the Company or an affiliate of the Company is reviewed and approved by the Chief Executive Officer, following consultation with the Chairman of the Board, who determines whether the transaction is in the best interests of the Company. In addition, related-person transactions involving directors and nominees are subsequently reviewed by the Nominating Committee in connection with its review of the independence of the directors. The policies and procedures for related-party transactions are not in writing, but the proceedings are documented in the minutes of the Nominating Committee meetings.

Director Independence

The rules of the NYSE provide that a director must not have any material relationship, directly or as a partner, shareholder or officer of an organization that has a relationship with us in order to be an “independent director”. The rules of the NYSE further require that all the members of the Audit Committee must be independent. Since we ceased being a “controlled company” under the NYSE rules due to the secondary offering of shares by DIV Holding in August 2009, by August 11, 2010, all members of our Corporate Governance and Nominating Committee and the Compensation Committee must be independent.

The Board, upon recommendation of the Corporate Governance and Nominating Committee and written submissions by the directors, has determined that the following directors do not have any material relationship with us other than their roles as directors and therefore are “independent” under the NYSE rules.

Michael J. Bayer

Barry R. McCaffrey

Joseph W. Prueher

Charles S. Ream

Mark H. Ronald

Peter J. Schoomaker

Leighton W. Smith, Jr.

A majority of the directors and all the members of the Audit Committee have been determined, by the Board, to be independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees billed by Deloitte & Touche LLP, our independent auditors, for fiscal years 2010 and 2009, for audit, audit-related, tax and other services.

Deloitte & Touche LLP	2010	2009
Audit Fees (1)	$2,313,207	$2,472,940
Audit-Related Fees (2)	$152,250	$302,610
Tax Fees (3)	$7,975	$43,619
All Other Fees	$—	$—

(1)	Audit fees principally include fees for services related to the annual audit of the consolidated financial statements, reviews of our interim quarterly financial statements and other filings and evaluation of our compliance with Section 404 of the Sarbanes-Oxley Act.

(2)	Audit-related fees principally include those for services related to employee benefit plans, statutory audits and SEC registration statements.
(3)	Tax fees include domestic tax advisory services related to state and local taxes and international tax advisory services principally related to international tax return preparation and employment tax matters.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial statements: The following consolidated financial statements and schedules of DynCorp International Inc. are included in this report:

•	Report of Independent Registered Public Accounting Firm:

•	Consolidated Statements of Income for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

•	Consolidated Balance Sheets as of April 3, 2009 and March 28, 2008.

•	Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

•	Notes to Consolidated Financial Statements.

(b) Financial Statement Schedules:

•	Schedule I — Condensed Financial Information of Registrant

•	Schedule II — Valuation and Qualifying Accounts for the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008.

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

Date: June 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM L. BALLHAUS William L. Ballhaus	President and Chief Executive Officer and Director (principal executive officer)	June 4, 2010

/S/ MICHAEL J. THORNE Michael J. Thorne	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and principal accounting officer)	June 4, 2010

/S/ ROBERT B. MCKEON Robert B. McKeon	Director	June 4, 2010

/S/ MICHAEL J. BAYER Michael J. Bayer	Director	June 4, 2010

/S/ MARK H. RONALD Mark H. Ronald	Director	June 4, 2010

Herbert J. Lanese	Director	June 4, 2010

/S/ GENERAL BARRY R. MCCAFFREY General Barry R. McCaffrey, USA Retired	Director	June 4, 2010

/S/ RAMZI M. MUSALLAM Ramzi M. Musallam	Director	June 4, 2010

/S/ ADMIRAL JOSEPH W. PRUEHER Admiral Joseph W. Prueher, USN Retired	Director	June 4, 2010

/S/ CHARLES S. REAM Charles S. Ream	Director	June 4, 2010

/S/ GENERAL PETER J. SCHOOMAKER General Peter J. Schoomaker, USA Retired	Director	June 4, 2010

/S/ ADMIRAL LEIGHTON W. SMITH, JR. Admiral Leighton W. Smith, Jr., USN Retired	Director	June 4, 2010

EXHIBIT INDEX

Exhibit Number	Description
1.1	Purchase Agreement, dated as of December 12, 2004, by and among Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A	)

1.2	First Amendment to Purchase Agreement, dated as of February 11, 2005, by and between Computer Sciences Corporation, Predecessor DynCorp, Veritas and DI Acquisition	(A	)

2.1	Agreement and Plan of Merger, dated as of April 11, 2010, by and among DynCorp International Inc., Delta Tucker Holdings, Inc. and Delta Tucker Sub, Inc.	(V	)

3.1	Certificate of Incorporation of DynCorp International Inc.	(B	)

3.2	Amended and Restated Certificate of Incorporation of DynCorp International Inc.	(C	)

3.3	Certificate of Correction to the Amended and Restated Certificate of Incorporation of DynCorp International Inc.	(C	)

3.4	Amended and Restated Bylaws of DynCorp International Inc.	(B	)

3.5	Certificate of Formation of DIV Holding LLC	(A	)

3.6	Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(A	)

3.7	Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(B	)

3.8	Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(D	)

3.9	Amendment No. 3 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(C	)

3.10	Amendment No. 4 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(E	)

3.11	Amendment No. 5 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(F	)

3.12	Amendment No. 6 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(G	)

3.13	Amendment No. 7 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(X	)

3.14	Amendment No. 8 to the Amended and Restated Limited Liability Company Operating Agreement of DIV Holding LLC	(P	)

4.1	Indenture dated February 11, 2005 by and among DynCorp International Inc., DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A	)

4.2	Supplemental Indenture dated May 6, 2005 among DynCorp International of Nigeria LLC, DynCorp International LLC, DIV Capital Corporation, the Guarantors and The Bank of New York, as Trustee	(A	)

4.3	Guarantee (included in Exhibit 4.1)	(A	)

4.4	Specimen of Common Stock Certificate	(D	)

4.5	Certificate of Designation for Series B participating preferred stock (included in Exhibit 4.7)	(A	)

4.6	Registration Rights Agreement, dated as of May 3, 2006, by and among DynCorp International Inc. and DIV Holding LLC	(C	)

Exhibit Number	Description

4.7	Rights Agreement, dated as of May 3, 2006, by and among DynCorp International Inc. and The Bank of New York	(C	)

4.8	Supplemental Indenture, dated as of July 14, 2008, among DynCorp International LLC, DIV Capital Corporation, the Guarantors named therein and The Bank of New York Mellon	(O	)

4.9	DynCorp International Inc. Deferred Compensation Plan	(W	)

4.10	Amendment No. 1 to the Rights Agreement, dated as of April 11, 2010, between DynCorp International, Inc. and The Bank of New York	(V	)

9.1	Voting Agreement, dated as of April 11, 2010, among Delta Tucker Holdings, Inc., Delta Tucker Sub, Inc., DIV Holding LLC and the other signatories thereto	(V	)

10.1	Securities Purchase Agreement, dated as of February 1, 2005 among DynCorp International LLC and DIV Capital Corporation, and Goldman, Sachs & Co. and Bear, Stearns & Co. Inc., as Initial Purchasers	(A	)

10.2	Credit and Guaranty Agreement, dated as of February 11, 2005, by and among Finance, DI Acquisition and the other Guarantors party thereto, various Lenders party thereto, Goldman Sachs Credit Partners L.P., Bear Stearns Corporate Lending Inc., Bear, Stearns & Co. Inc. and Bank of America, N.A.	(A	)

10.3	Pledge and Security Agreement, dated as of February 11, 2005, among VCDI, DI Acquisition Corp., DynCorp International LLC, DIV Capital Corporation, DTS Aviation Services LLC, DynCorp Aerospace Operations LLC, DynCorp International Services LLC, Dyn Marine Services LLC, Dyn Marine Services of Virginia LLC, Services International LLC, Worldwide Humanitarian Services LLC, Guarantors and Goldman Sachs Credit Partners L.P., Collateral Agent	(A	)

10.4	Revolving Loan Note, issued by DynCorp International LLC under the SPA, dated February 11, 2005	(A	)

10.5	Form of Director Indemnification Agreement	(B	)

10.6	First Amendment and Waiver, dated January 9, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(H	)

10.7+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Michael J. Thorne	(I	)

10.8+	Employment Agreement effective as of April 12, 2006 between DynCorp International LLC and Natale S. DiGesualdo	(I	)

10.9+	Employment Agreement effective as of May 19, 2008 between DynCorp International LLC and William L. Ballhaus	(M	)

10.10+	The DynCorp International LLC Executive Incentive Plan	(K	)

10.11	Form of Officer Indemnification Agreement	(Y	)

10.12	Second Amendment and Waiver, dated June 28, 2006, among DynCorp International LLC, DynCorp International Inc., and certain subsidiaries of the Company, the lenders party thereto, Goldman Sachs Credit Partners L.P. and Bank of America, N.A.	(C	)

10.13+	Employment Agreement effective as of July 17, 2006 between DynCorp International LLC and Herbert J. Lanese	(E	)

Exhibit Number	Description

10.14+	Employment Agreement effective as of April 6, 2006 between DynCorp International LLC and Robert B. Rosenkranz	(L	)

10.15	Consulting Agreement effective as of September 1, 2006 between DynCorp International LLC and General Anthony C. Zinni	(J	)

10.16+	Employment Agreement effective as of October 24, 2006, between DynCorp International LLC and Curtis L. Schehr	(N	)

10.17+	Employment Agreement effective as of July 16, 2007 between DynCorp International LLC and Anthony C. Zinni	(N	)

10.18+	DynCorp International Inc. 2007 Omnibus Incentive Plan	(R	)

10.19	Credit Agreement, dated July 28, 2008 by and among DynCorp International Inc. and DynCorp International LLC, as borrower, the lenders referred to therein, and Wachovia Bank National Association	(S	)

10.20	Collateral Agreement dated as of July 28, 2008 by and among DynCorp International Inc. and DynCorp International LLC, as borrower, and certain of their respective subsidiaries as guarantors in favor of Wachovia Bank National Association, as administrative agent	(S	)

10.22	Subsidiary Guaranty Agreement dated as of July 28, 2008 by and among certain domestic subsidiaries of DynCorp International Inc, as subsidiary guarantors, in favor of Wachovia Bank National Association, as administrative agent	(S	)

10.23	Purchase Agreement, dated July 14, 2008, among DynCorp International LLC, DIV Capital Corporation, the guarantors named therein and Wachovia Capital Markets, LLC and Goldman & Sachs	(T	)

10.24+	Employment Agreement effective as of December 29, 2008, between DynCorp International LLC and Tony Smeraglinolo	(Q	)

10.25	Amendment to Credit Agreement, dated March 6, 2009 by and among DynCorp International Inc. and DynCorp International LLC, as borrower, the lenders referred to therein, and Wachovia Bank National Association	(U	)

10.26+	Employment Agreement effective as of April 6, 2009, between DynCorp International LLC and Steven T. Schorer	(Z	)

10.27+	Amendment No.1 to Employment Agreement for Curtis Schehr, effective as of May 21, 2009	(Z	)

10.28	Guarantee, dated as of April 11, 2010, by Cerberus Series Four Holdings, LLC, in favor of DynCorp International Inc.	(V	)

10.29+*	Amendment No. 1 to the 2007 Omnibus Incentive Plan

12.1*	Statement re: computation of ratios

21.1*	List of subsidiaries of DynCorp International Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*		Filed herewith.

+		Management contracts or compensatory plans or arrangements.

(A)	—	Previously filed as an exhibit to Amendment No. 1 to DynCorp International LLC’s Registration Statement on Form S-4/A (Reg. No. 333-127343) filed with the SEC on September 27, 2005.

(B)	—	Previously filed as an exhibit to Amendment No. 2 to Form S-1 (Reg. No. 333-128637) filed with the SEC on November 30, 2005.

(C)	—	Previously filed as an exhibit to Form 10-K filed with the SEC on June 29, 2006.

(D)	—	Previously filed as an exhibit to Amendment No. 3 to Form S-1 (Reg. No. 333-128637) filed with the SEC on March 27, 2006.

(E)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on July 19, 2006.

(F)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on December 15, 2006.

(G)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on February 27, 2007.

(H)	—	Previously filed as an exhibit to DynCorp International LLC’s Form 8-K filed with the SEC on January 11, 2006.

(I)	—	Previously filed as an exhibit to DynCorp International LLC’s Form 8-K filed with the SEC on April 17, 2006.

(J)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on September 18, 2006.

(K)	—	Previously filed as an exhibit to DynCorp International LLC’s Form 8-K filed with the SEC on April 4, 2006.

(L)	—	Previously filed as an exhibit to Form 10-K filed with the SEC on June 18, 2007.

(M)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on May 13, 2008.

(N)	—	Previously filed as an exhibit to DynCorp International LLC’s Form 10-K filed with the SEC on June 10, 2008.

(O)	—	Previously filed as an exhibit to Form 10-Q filed with the SEC on August 12, 2008.

(P)	—	Previously filed as an exhibit to Form 10-Q filed with the SEC on November 12, 2008.

(Q)	—	Previously filed as an exhibit to Form 10-Q filed with the SEC on February 11, 2009.

(R)	—	Previously filed as an exhibit to Form 10-K filed with the SEC on June 10, 2008.

(S)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on August 1, 2008.

(T)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on July 17, 2008

(U)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on March 12, 2009.

(V)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on April 12, 2010.

(W)	—	Previously filed as an exhibit to Form S-8 filed with the SEC on December 15, 2009.

(X)	—	Previously filed as an exhibit to Form 8-K filed with the SEC on September 7, 2007.

(Y)	—	Previously filed as an exhibit to Amendment No. 5 to Form S-1 (Reg. No. 333-128637) filed with the SEC on April 27, 2006.

(Z)	—	Previously filed as an exhibit to Form 10-K filed with the SEC on June 11, 2009.